Form 10-Q
period 2012-03-31
TIRELESS STEPS, INC.
filed 2012-05-07
CIK 1508786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-171694

TIRELESS STEPS, INC.
(Exact name of registrant as specified in its charter)

Nevada			98-0680168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2360 Corporate Circle – suite 400, Henderson, NV, 89074-7722
(Address of principal executive offices) (Zip Code)

702-522-1521
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as March 31, 2012 was 11,167,500 shares of common stock, $0.001 par value, issued and outstanding.

TIRELESS STEPS, INC.

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

March 31, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$594	$2,726
TOTAL ASSETS	$594	$2,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,679	$11,604
Loans from Related Party	5,885	885
TOTAL CURRENT LIABILITIES	$15,564	$12,489

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,167,500 and 11,000,000 shares as of March 31, 2012 and September 30, 2011	$11,168	$11,000
Additional paid-in capital	3,182	-
Subscription receivable	(3,350)	-
Deficit accumulated during the development stage	(25,970)	(20,763)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(14,970)	$(9,763)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$594	$2,726

The accompanying notes are an integral part of these condensed financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six Months	Six Months	from inception
	ended	ended	ended	ended	(September 21, 2010) to
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$885	$1,075	$1,557	$1,099	$4,070
Professional Fees	3,500	1,500	3,650	3,000	21,900
Total Expenses	$4,385	$2,575	$5,207	$4,099	$25,970

NET LOSS	$(4,385)	$(2,575)	$(5,207)	$(4,099)	$(25,970)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	11,016,566	11,000,000	11,008,238	11,000,000

The accompanying notes are an integral part of these condensed financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to March 31, 2012

Unaudited

					Deficit
	Common Stock				accumulated
			Additional		during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - September 21, 2010	-	-			-	-

Net loss for the period from inception
to September 30,2010					(6,768)	(6,768)
Balance, September 30, 2010	-	$-			(6,768)	$(6,768)
Common Shares issued at $0.001
on October 1, 2010	11,000,000	11,000			-	11,000

Net loss for the year ended
September 30, 2011	-	-			(13,995)	(13,995)

Balance, September 30, 2011	11,000,000	$11,000			(20,763)	$(9,763)
Common Shares issued at $0.02 on March 23, 2012	167,500	168	3,182	(3,350)	-	-
Net loss for the year ended
March 31, 2012	-	-	-	-	(5,207)	(5,207)

Balance, March 31, 2012	11,167,500	$11,168	3,182	(3,350)	(25,970)	$(14,970)

The accompanying notes are an integral part of these condensed financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	Six months	Six months	September 21, 2010
	ended	ended	(date of inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

OPERATING ACTIVITIES
Net loss	$(5,207)	$(4,099)	$(25,970)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	$(1,925)	$(1,750)	$9,679

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(7,132)	$(5,849)	$(16,291)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	11,000	11,000
Proceed from increase loan from related party	5,000	325	5,885
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$5,000	$11,325	$16,885

NET INCREASE ( DECREASE) IN CASH	$(2,132)	$5,476	$594

CASH, BEGINNING OF PERIOD	$2,726	$-	$-

CASH, END OF PERIOD	$594	$5,476	$594

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

TIRELESS STEPS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s condensed financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $14,970, and net loss from operations since inception of $25,970.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TIRELESS STEPS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2012

NOTE 3 – CAPITAL STOCK

On October 1, 2010 the Company issued 11,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $11,000.

During March 2012, the Company issued 167,500 common shares for $0.020 per share, for which there are Subscriptions Receivable of $3,350.

As of March 31, 2012, the authorized common stock is 75,000,000 shares and issued and outstanding common stock is 11,167,500 shares.

NOTE 4 - SUBSEQUENT EVENTS

During the period between March 2012 and April 2012, the Company sold 270,000 common shares for $0.020 per share to the public for the funding further development of the business.

ITEM 2:

MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

OVERVIEW

Tireless Steps, Inc. ("TS", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on September 21, 2010.  We are a start-up stage company still in the development stage. Tireless Steps’ mission is to provide pleasure and comfort in every step of a person’s life and to be an environmentally aware Company. We intend to market our products to individuals that would prefer to buy green. Our intent is to use recycled rubber products as the core material for our product lines.  Our raw material focus will be old tires.

Our initial target market is going to be women’s non-athletic footwear. Our entry product in this market will be flip-flops from our “Clear & Soft” footwear line, for those who seek both a clear environmental consciousness and comfortable footwear.

Our strategy is to create market differentiation by marketing ourselves as a green Company with green products.

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended March 31, 2012 we had $594 of cash on hand. We incurred operating expenses in the amount of $4,385 in the quarter ended March 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 4,000,000 of or our common stock for sale to the public.  Our registration statement became effective on January 30, 2012 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If TS is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in TS having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because TS is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If TS cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in TS common stock would lose all of their investment.

As long as we succeed to raise the funds required to start our operation, TS plans to develop its initial activities in 18 months, as shown in the following table, which presents the planned activities, responsible, duration and forecasted investments:

1.

Market Analysis (6 Months, total estimated cost $11,000): The  Company intends on  doing a more detailed analysis of the footwear market as a whole, then narrowing the research to our niche market.  This study will help determine the viability and profitability of TS’ products. The Company’s President will take overall responsibility for the task but intends to hire a University student to do the research and report.  It is possible that the same student will simultaneously be able to completed additional research as outlined below in 1.1 and report back to the President.

1.1.

 Green Footwear Market Research Acquisition (Month 1, estimated cost $6,000): selection and purchase of market research on the footwear industry and green awareness from market research companies. This market research will assist the company in the decision making process and business development of TS. The Company’s President will have overall responsibility for this task but intend to hire a University student to complete this task and report back to the President.

1.2.

 Deeper analysis of the footwear market and revision of business plan (from Month 2 to 4, estimated cost $3,000): study and analysis of the data from the market research may determine that a revision of TS’s business plan is required. The Company’s President will have overall responsibility for this task but intend to hire a University student to complete this task and report back to the President.

1.3.

 Requirements analysis for product development (Months 5 and 6, estimated cost $2,000): the results of the market analysis will assist in defining the characteristics that should be present in our product and product development process. The Company’s President will have overall responsibility for this task but intend to hire a University student to complete this task and report back to the President.

2.

Selection of Suppliers & Manufactures (from Month 15 to 17, total estimated cost $3,000):.  Based on the characteristics determined in section 1.3 we will be well prepared to select the suppliers and manufacturers that can support these needs. The President of the Company based on the compilation of research and with an initial product specification in hand will approach various manufacturers within the USA that can produce the Company’s product to meet its specifications. The Company will focus on US manufactures primarily, if the Company is unable to find a US based manufacturer that can meet the Company’s needs on favorable terms the Company’s President will seek manufacturers in China or possibly Mexico.  The President will also formally contact various US based suppliers of raw materials to negotiate product quality, pricing and volumes.

The Company has identified and contacted a few suppliers. We have requested information on the availability of crumb rubber from old tires and if the companies would have it in stock or if we would need to order in advance.

We have contacted CRM Co. with business in Arizona, California and New York; Polyvulc USA from Vicksburg, MS and Majestic Mulch, from Bensalem, PA. We have received the following response from CRM Co., on August 8, 2011:  “We have as much crumb rubber derived from the recycling waste tires as you may need… Thank you for contacting us. Michael D. Harrington, Sales Manager.” We have not yet secured any contract with any Company as of the date of this prospectus and there is no negotiation in place so far.

3.

Product Development (7 Months, total estimated cost $15,000):.

3.1.

 Prototyping & Testing (Months 7 and 8, estimated cost $5,000): the company intends on building a prototype of the products to test their design, durability and overall effectiveness.  Depending on the results, new tests may be required, which could lead to further product adjustments. Once the Company has selected a raw material supplier and a manufacturer they will order some products samples / prototypes to be made. As the process will be a type of injection molding it is anticipated that the manufacturer will use a computerized CNC machine to make a single cavity aluminum mold to create the samples. This type of prototyping is reality inexpensive but as the individual cost of each sample will be much higher than full manufacturing the products supplied can only be used for product and consumer testing. The president of the Company will oversee this process.

3.2.

 Consumer's analysis (Months 9 and 10, estimated cost $4,000): We expect to present the products’ prototypes to a diverse selection of consumers in order to obtain their input on the products.  Depending on the results, further prototyping and testing may be required. Once the Company has a number of initial product samples in hand the Company intends to create a product survey to be answered by its core targeted consumer base. The Company intends to get the samples into the hands of several students in Universities and Colleges based on the west coast of America. These students will show the products to other students while asking these students to fill out the survey form. Once the survey of approximately 100 consumers has been completed they will be reviewed by the president to see what if any changes need to me made to the prototypes prior to production. The Company may have a draw to win a nominal prize in order to entice students to take the survey.

3.3.

 Final prototype and product manufacturing specifications (from Month 11 to 13, estimated cost $6,000): , Once all of the above research and testing has been performed then the final prototype is made and manufacturing specifications are defined. The final product design and initial products manufactured will be at the sole discretion of the Company’s president. The Company’s president has been in the footwear industry for many years and has a good understanding of the market.

4.

Manufacturing Planning (3 months, total estimated cost $3,000): the objective is to manufacture the product using that plan that successfully balances the constraints of time, cost, resources, risk, quality, and scope.

4.1.

 Selecting manufacturing resources (Months 13 and 14, estimated cost $1,000): We intend to evaluate the manufacturing resources available in order to ensure that we are able to meet the quality and cost objectives determined in the research and product development stage. The Company would prefer to secure manufactures’ and suppliers within the United States as part of its current  marketing is to promote domestic products. If the Company cannont find a manufacturer in the United States and with favorable terms it will seek manufacturing in Asia or possibly Mexico. The Company’s president has contacts in Asia in the manufacturing of footwear. The Company’s president will have the responsibility to source and negotiate the manufacturing of the Company’s products.

4.2.

Plan the operation and processes (Months 14 and 15, estimated cost $1,000): We anticipate creating an operation and process guide that outlines the best application of our resources, materials, time, and human resources.  This is intended to define and maximize our production efforts. The president of the Company will oversee this process and will be responsible for all decisions made.

4.3.

 Studies of materials and resources (Months 14 and 15, estimated cost $1,000): a detailed study of materials and resources should be performed in order to prevent waste and inappropriate dedication of resources. The company must also ensure that we are maximizing our green quotient with the raw materials so as to keep with our overall mission of producing environmentally conscious products. The president of the Company will oversee this process and will collect information from suppliers and producers to make an optimal decision.

5.

Marketing Planning (3 Months, total estimated cost $4,000):   A formal marketing plan should be developed in order to better promote, place, and sell our products.

5.1.

 Mix and Price analysis (Months 8 and 9, estimated cost $2,500):   The Company anticipates analyzing similar products offered by competitors to help determine a market price for our products to remain competitive in the industry. The Company’s President has several years of experience in the retail footwear market and will be responsible for the Company’s product pricing.

5.2.

 Promotion & Advertisement plan (Months 7 and 8, estimated cost $1,500): The Company anticipates defining a strategy to pinpoint our target market and communicate our value proposal, product names and brand and define the sales channel strategy for each product in our portfolio. The basis of the Company’s product marketing is green, environmentally friendly and locally manufactured. As the Company finalizes some of its product offerings the core value statements and corporate goals may have to be adjusted. The Company’s President has several years of experience in the retail footwear industry and will ultimately be responsible for the final marketing strategies and retail/whole channels the company will utilize, the Company’s president has global contacts in both these areas.

6.

Website development (9 Months, total estimated cost $14,000): The Company intends on building an e-commerce website to help facilitate the sale of our products. The president of the Company will oversee this process and will also be responsible for the selection of the third party web developer and art designer.

6.1.

 Define website structure, navigation and design (Months 10 and 11, estimated cost $3,000): The design of our website should be geared towards product education and e-commerce.  We are looking to educate the client on our value added proposition – the Green factor – then make it extremely simple for them to purchase our products.  The site will be very user friendly while search engine optimization will allow consumers to find out website without difficulty.

6.2.

 Contract website developer and art designer (Month 12, estimated cost $1,000): We intend on selecting a website developer and art designer to build our website an e-commerce channel.

6.3.

 Website online (from Month 13 to 18, estimated cost $10,000):   Once the website is online, testing will be required to ensure that it is functioning at its intended potential. The president of the Company will oversee the whole process.

7.

Legal and regulatory studies (2 months – Months 7 and 8, total estimated cost $5,000):   A legal and regulatory study should be performed to identify any potential legal implications on our business. The president of the Company will oversee this process and will search for and hire an attorney if necessary.

8.

Offering expenses (6 months – from Month 1 to 6, total estimated cost $6,000): every activities and related investments with the objective to make this offer to succeed, including costs related to keep our status current with the SEC. The president of the Company will oversee this process and will be responsible to disburse the money.

9.

Legal & Accounting (18 Months, total estimated cost $14,000): every activities and related investments which are legal and accounting in nature, considering the operation of our business, especially costs to keep our status current with the SEC. The president of the Company will oversee this process.

10.

Stationery & copy (18 Months, total estimated cost $5,000): every activities and related investments which are administrative in nature, considering the operation of our business, including materials and copies of documents to keep a proper and organized file with all the documents and receipts. The president of the Company will be responsible for this.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

CAPITAL RESOURCES

If TS is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in TS having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because TS is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If TS cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in TS common stock would lose all of their investment.

OFF BALANCE SHEET ARRANGEMENT

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Lei Sun has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mrs. Sun expression is neither a contract nor agreement between her and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4:

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

PART II - OTHER INFORMATION

ITEM 1:

LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

        None.

ITEM 3:

DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4:

(REMOVED AND RESERVED)

ITEM 5:

OTHER INFORMATION

    None

ITEM 6:

EXHIBITS

3.1

Articles of Incorporation [1]

3.2

By-Laws [1]

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on January 13, 2011.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tireless Steps, Inc.

By:/s/ Lei Sun

 ----------------------

          Lei Sun

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  May 07, 2012