Form 10-Q
period 2012-06-30
TIRELESS STEPS, INC.
filed 2012-08-13
CIK 1508786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-171694

TIRELESS STEPS, INC.
(Exact name of registrant as specified in its charter)

Nevada			98-0680168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as June 30, 2012 was 11,167,500 shares of common stock, $0.001 par value, issued and outstanding.

TIRELESS STEPS, INC.

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$64	$2,726
TOTAL ASSETS	$64	$2,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,729	$11,604
Loans from Related Party	5,885	885
TOTAL CURRENT LIABILITIES	$19,614	$12,489

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,270,000 and 11,000,000 shares as of June 30, 2012 and September 30, 2011	$11,270	$11,000
Additional Paid in Capital	5,130	-
Subscription Receivable	(5,400)	-
Deficit accumulated during the development stage	(30,550)	(20,763)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(19,550)	$(9,763)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$64	$2,726

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(September 21, 2010) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$1,080	$750	$2,787	$1,849	$5,300
Professional Fees	3,500	5,500	7,000	8,500	25,250
Total Expenses	$4,580	$6,250	$9,787	$10,349	$30,550

NET LOSS	$(4,580)	$(6,250)	$(9,787)	$(10,349)	$(30,550)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$11,257,610	$11,000,000	11,086,168	11,000,000	-

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to June 30, 2012

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-	-

Net loss for the period from inception to
September 30,2010					(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.001
on October 1, 2010	11,000,000	11,000				11,000

Net loss for the year ended
September 30, 2011					(13,995)	(13,995)
Balance, September 30, 2011	11,000,000	$11,000	$-	$-	$(20,763)	$(9,763)
Common Shares issued at $0.02 in
March, 2012	167,500	168	3,182	(3,350)		-

Common Shares issued at $0.02 in
April, 2012	102,500	102	1,948	(2,050)		-

Net loss for the period ended
June 30, 2012					(9,787)	(9,787)
Balance, June 30, 2012	11,270,000	$11,270	$5,130	$(5,400)	$(30,550)	$(19,550)

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	9 months	9 months	September 21, 2010
	ended	ended	(date of inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

OPERATING ACTIVITIES
Net loss	$(9,787)	$(10,349)	$(30,550)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	2,125	2,350	13,729

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(7,662)	$(7,999)	$(16,821)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	11,000	11,000
Loan from related party	5,000	325	5,885
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$5,000	$11,325	$16,885

NET INCREASE ( DECREASE) IN CASH	$(2,662)	$3,326	$64

CASH, BEGINNING OF PERIOD	2,726	-	-

CASH, END OF PERIOD	$64	$3,326	$64

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash Financing and investing activities:
Stock issuance and subscription receivable	$5,400		$5,400
The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $19,550, and net loss from operations since inception of $30,550.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

During March 2012, the Company issued 167,500 common shares for $0.020 per share, for which there are Subscriptions Receivable of $3,350

TIRELESS STEPS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2012

NOTE 3 – CAPITAL STOCK (continued)

During April 2012, the Company sold 102,500 common shares for $0.020 per share, for which there are Subscriptions Receivable of $2,050

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no further events to disclose.

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended June 30, 2012 we had $64 of cash on hand. We incurred operating expenses in the amount of $4,580 in the quarter ended June 30, 2012. These operating expenses were comprised of professional fees and office and general expenses.

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

4.1.

 Selecting manufacturing resources (Months 13 and 14, estimated cost $1,000): We intend to evaluate the manufacturing resources available in order to ensure that we are able to meet the quality and cost objectives determined in the research and product development stage. The Company would prefer to secure manufactures’ and suppliers within the United States as part of its current  marketing is to promote domestic products. If the Company cannot find a manufacturer in the United States and with favorable terms it will seek manufacturing in Asia or possibly Mexico. The Company’s president has contacts in Asia in the manufacturing of footwear. The Company’s president will have the responsibility to source and negotiate the manufacturing of the Company’s products.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Dated:  August 13, 2012