Form 10-K
period 2012-09-30
TIRELESS STEPS, INC.
filed 2012-12-19
CIK 1508786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-171694

TIRELESS STEPS, INC.
(Exact name of registrant as specified in its charter)
Nevada		98-0680168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2360 Corporate Circle – suite 400, Henderson, NV, 89074-7722
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		702-522-1521

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December 05, 2012 was 11,270,000 shares of common stock, $0.001 par value, issued and outstanding.

TIRELESS STEPS, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

	PART I	Page Number
Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B	Unresolved Staff Comments	7
Item 2	Properties	7
Item 3	Legal Proceedings	7
Item 4	Mine Safety Disclosures	7

PART IV
Item 15	Exhibits and Financial Statement Schedules	24

PART I

ITEM 1:

OVERVIEW

Tireless Steps, Inc. was incorporated in the State of Nevada on September 21, 2010, with fiscal year of September 30. We are a start-up stage company still in the development stage. We are a company without revenues; we have minimal assets and have incurred losses since inception.

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

We have no operations or products and we are not a blank check company. We have no current plans with regard to any merger, consolidation or sale of assets.

Our president and director has invested $11,000 in the Company. A total of 30 other investors have invested a further $5,400 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

PLAN OF OPERATION

As long as we succeed to raise the funds required to start our operation, Tireless Steps, Inc. (“TS” or the Company) plans to develop its initial activities in 18 months:

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

The Company has raised $16,400 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

ITEM 1A:

RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B:

UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2:

PROPERTIES

We do not own any real estate or other properties. The Company’s office is located at 2360 Corporate Circle – suite 400, Henderson, Nevada 89074-7722

ITEM 3:

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

ITEM 4:

MINE SAFETY DISCLOSURES

PART II

ITEM 5:

MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of September 30, 2012 the Company had thirty (30) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

ITEM 6:

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7:

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our September 30, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2012 Audited Financial Statements - Auditors Report.”

As of September 30, 2012, TS had $5,114 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following eighteen months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

The development and marketing of our products will start over the next 12 months. TS does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended September 30, 2012.  As of the fiscal year ended September 30, 2012 we had $5,114 of cash on hand in the bank. We incurred operating expenses in the amount of $16,562 in the fiscal year ended September 30, 2012. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $37,325.

TS has no current plans, preliminary or otherwise, to merge with any other entity.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $80,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $6,000 over this same period. The officer and director, Lei Sun has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TIRELESS STEPS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2012

Audited

BALANCE SHEETS

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

t4725 MERCURY STREET #210 tSAN DIEGO tCALIFORNIA 92111 t tTELEPHONE (858)722-5953 tFAX (858) 761-0341  tFAX (858) 433-2979 tE-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Tireless Steps, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Tireless Steps, Inc. (A Development Stage “Company”)as of September 30, 2012 and 2011, and the related statements of operation, changes in shareholders’ equity and cash flow for the years ended September 30, 2012 and 2011, and for the period from September 21, 2010 (inception) to September 30, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tireless Steps, Inc.as of September 30, 2012 and 2011, and the result of its operation and its cash flow for the years ended September 30, 2012 and 2011, and for the period from September 21, 2010 (inception) to September 30, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

December 19, 2012

San Diego, CA. 92111

TIRELESS STEPS, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2012	September 30, 2011

ASSETS

CURRENT ASSETS
Cash	$5,114	$2,726
Prepaid Expenses	1,874	-
TOTAL ASSETS	$6,988	$2,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,028	$11,604
Loans from related party	5,885	885
TOTAL CURRENT LIABILITIES	$27,913	$12,489

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,270,000 and 11,000,000 shares as of September 30, 2012 and September 30, 2011	$11,270	$11,000
Additional Paid in Capital	5,130	-
Deficit accumulated during the development stage	(37,325)	(20,763)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(20,925)	$(9,763)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$6,988	$2,726

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

			Cumulative results
	Year	Year	from inception
	ended	ended	(September 21, 2010) to
	September 30, 2012	September 30, 2011	September 30, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$3,712	$1,995	$6,225
Professional Fees	12,850	12,000	31,100
Total Expenses	$16,562	$13,995	$37,325

NET LOSS	$(16,562)	$(13,995)	$(37,325)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	11,136,038	11,000,000	-

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to September 30, 2012

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.001
on October 1, 2010	11,000,000	11,000			11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	11,000,000	$11,000	$-	$(20,763)	$(9,763)
Common Shares issued at $0.02 in
March, 2012	167,500	168	3,182		3,350

Common Shares issued at $0.02 in
April, 2012	102,500	102	1,948		2,050

Net loss for the period ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	11,270,000	$11,270	$5,130	$(37,325)	$(20,925)

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
Audited

	Year	Year	September 21, 2010
	ended	ended	(date of inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

OPERATING ACTIVITIES
Net loss	$(16,562)	$(13,995)	$(37,325)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Prepaid expenses	(1,874)	-	(1,874)
Increase (decrease) in accrued expenses	10,424	5,354	22,028

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(8,012)	$(8,641)	$(17,171)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,400	11,000	16,400
Loan from related party	5,000	367	5,885
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$10,400	$11,367	$22,285

NET INCREASE ( DECREASE) IN CASH	$2,388	$2,726	$5,114

CASH, BEGINNING OF PERIOD	2,726	-	-

CASH, END OF PERIOD	$5,114	$2,726	$5,114

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on September 21, 2010 and established a fiscal year end of September 30. We are a development-stage Company organized to provide pleasure and comfort in every step of a person’s life and to be an active agent of the environmental preservation, through using recycled rubber from scrap tires.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Advertising

Advertising costs are expensed as incurred.  As of September 30, 2012, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president (or a director or whoever) at no charge.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

TIRELESS STEPS, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In February 2010, the FASB issued  Accounting  Standards  Update  ("ASU") No.2010-09,  "Amendments to Certain Recognition and Disclosure  Requirements" ("ASU2010-09"),  which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a negative working capital of $20,925, and net loss from operations since inception of $37,325. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

TIRELESS STEPS, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2012

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of September 30, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

On October 1, 2010 the Company issued 11,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $11,000.

In March and April 2012 the Company issued 270,000 common shares at $0.02 for cash of $5,400.

As of September 30, 2012, the Company has 11,270,000 shares issued and outstanding.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $5,885 and $885 as a loan from a related party as of September 30, 2012 and 2011, respectively. The loan is payable on demand and without interest.

NOTE 7 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2012 and September 30, 2011 are as follows:

	September 30, 2012	September 30, 2011
Net operating loss carry forward	37,325	20,763
Effective tax rate	35%	35%
Deferred tax assets	13,064	7,267
Less: Valuation allowance	(13,064)	(7,267)
Net deferred tax asset	0	0
	$ 0	$ 0

TIRELESS STEPS, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2012

NOTE 7 – INCOME TAXES (continued)

The net federal operating loss carry forward will expire between 2030 and 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of issuance of the audited financial statements and has determined that there are no events to disclose.

ITEM 9:

CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are PLS CPA, operating from their offices in San Diego, California.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A:

CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of September 30, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-

Integrated Framework.  Based on that evaluation, they concluded that, as of September 30, 2012, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2012 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B:

OTHER INFORMATION

None

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Lei Sun has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The Company’s current Audit Committee consists solely of Lei Sun, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Lei Sun	34	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Lei Sun has held her position since inception of our company. Directors receive no compensation for serving on the Board of Directors

BIOGRAPHICAL INFORMATION

Lei Sun, Founder, sole Director, President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors, age 34, graduated from YangZhou Institute of Technology in 2003, with a major in accounting.

Ms. Sun’s professional experience first began in February 2004 as manager of the Human Resources Department at Shanghai Century Lianhua Supermarket Holding Co., Ltd., whose operations are based in hypermarkets, supermarkets and convenience stores in the People's Republic of China. Ms. Sun’s work experience with Shanghai Century Lianhua Supermarket Holding Co., Ltd., trained her for personnel hiring and management, along with general business experience in the retail industry.  Ms. Sun left this position in May of 2009 to work for Highline United.

Since June 2009 to 2011, Ms. Sun was employed with Highline United, a New-York-based firm, offering a wide range of footwear to retailers globally. Located at the Shanghai’s branch, Ms. Sun was in charge of the Operations Department, developing procurement procedures, purchasing, manufacturing and logistics of the Highline United’s footwear portfolio.

As of April 2011, she was appointed as head of the Human Resources department for TONY STUDIOS. She is currently working full-time for TONY STUDIOS and is in charge of all operations in Eastern China.

We believe that the conjunction with her past and present professional experiences, including experience in women’s retail with footwear, her education, personal interest and planning of all the future development of Tireless Steps, Inc. will enable Ms. Sun to conduct the development of the Company and manage its operations.

Ms. Sun is not director of any other reporting company.

SIGNIFICANT EMPLOYEES

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

FAMILY RELATIONS

There are no family relationships among the Directors and Officers of Tireless Steps, Inc.

INVOLVEMENT IN LEGAL PROCEEDINGS

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11:

EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer and director. Our executive officer and directors has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Lei Sun 602-299 Quyang Road, Shanghai, China - 200081	11,000,000	73.3%
	All Beneficial Owners as a Group (1 person)	11,000,000	73.3%

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received $5,885 as a loan from a Director as of September 30, 2012. The loan is payable on demand and without interest

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Ms. Sun anticipates devoting at a minimum of ten percent of her available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended September 30, 2012 we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements.

During the fiscal year ended September 30, 2012, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15:

EXHIBITS

3.1	Articles of Incorporation of Tireless Steps, Inc. (previous filed on January 13, 2011)

3.2	Bylaws of Tireless Steps, Inc. (previous filed on January 13, 2011)

23.1	Consent of PLS CPA, 4725 Mercury Street #210, San Diego, California, 92111

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tireless Steps, Inc.

By:/s/ Lei Sun

 ----------------------

Lei Sun

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated: December 19, 2012