Form 10-Q
period 2012-12-31
TIRELESS STEPS, INC.
filed 2013-02-14
CIK 1508786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:			333-171694

TIRELESS STEPS, INC.
(Exact name of registrant as specified in its charter)

Nevada			98-0680168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December 31, 2012 was 11,270,000 shares of common stock, $0.001 par value, issued and outstanding.

TIRELESS STEPS, INC.

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

December 31, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31, 2012	September 30, 2012
		(Audited)

ASSETS

CURRENT ASSETS
Cash	844	5,114
Prepaid Expenses	1,249	1,874
TOTAL ASSETS	2,093	6,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	19,174	22,028
Loans from related party	7,989	5,885
TOTAL CURRENT LIABILITIES	27,163	27,913

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,270,000 shares as of December 31, 2012 and September 30, 2012	11,270	11,270
Additional Paid in Capital	5,130	5,130
Deficit accumulated during the development stage	(41,470)	(37,325)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(25,070)	(20,925)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	2,093	6,988

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(September 21, 2010) to
	December 31, 2012	December 31, 2011	December 31, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$645	$822	$6,870
Professional Fees	3,500	-	34,600
Total Expenses	$4,145	$822	$41,470

NET LOSS	$(4,145)	$(822)	$(41,470)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$11,270,000	$11,000,000	-

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to December 31, 2012

Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	-	-	(6,768)	(6,768)
Common Shares issued at $0.001
on October 1, 2010	11,000,000	11,000			11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	11,000,000	11,000	-	(20,763)	(9,763)
Common Shares issued at $0.02 in
March, 2012	167,500	168	3,182		3,350

Common Shares issued at $0.02 in
April, 2012	102,500	102	1,948		2,050

Net loss for the period ended
December 31, 2012				(16,562)	(16,562)
Balance, September 30, 2012	11,270,000	11,270	5,130	(37,325)	(20,925)
Net loss for the period ended
December 31, 2012				(4,145)	(4,145)
Balance, December 31, 2012	11,270,000	11,270	5,130	(41,470)	(25,070)

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	3 months	3 months	September 21, 2010
	ended	ended	(inception date) to
	December 31, 2012	December 31, 2011	December 31, 2012

OPERATING ACTIVITIES
Net loss	$(4,145)	$(822)	$(41,470)
Adjustment to reconcile net loss to net cash
used in operating activities
(Increase) decrease in Prepaid expenses	625	-	(1,249)
Increase (decrease) in accounts payable and accrued expenses	(2,854)	(5,500)	19,174

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(6,374)	$(6,322)	$(23,545)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,400
Loan from related party	2,104	5,000	7,989
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$2,104	$5,000	$24,389

NET INCREASE ( DECREASE) IN CASH	$(4,270)	$(1,322)	$844

CASH, BEGINNING OF PERIOD	5,114	2,726	-

CASH, END OF PERIOD	$844	$1,404	$844

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

TIRELESS STEPS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $25,070, and net loss from operations since inception of $41,470.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

TIRELESS STEPS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2012

NOTE 3 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $7,989 and $5,885 as a loan from a related party as of December 31, and September 30, 2012, respectively. The loan is payable on demand and without interest.

NOTE 4 – CAPITAL STOCK

On October 1, 2010 the Company issued 11,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $11,000.

During March and April, 2012, the Company issued 270,000 common shares for $0.02 per share, for cash of $5,400

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no further events to disclose.

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

The Company was unable to initiate our business plan at this present moment and is searching for more funds. The cost to establish the Company and begin operations was initially estimated to be approximately $80,000 over the next twelve months and the cost to maintain our reporting status increased from $6,000 to $10,000. This extra cost and lack of funds has delayed the implementation of our plan of operation.

The officer and director, Lei Sun, has advanced some funds ($7,989 as of December 31, 2012) to the company to maintain our status report but there is no assurance that she will be able to satisfy our future cash requirements. The president loan has no fixed term, no fixed repayment date and no interest.

RESULTS OF OPERATIONS

For the three month periods ended December 31, 2012 and December 31, 2011

We did not generate any revenues for the three month periods ending December 31, 2012 and December 31, 2011.

Our net loss for the three months ended December 31, 2012, was $4,145 and the net loss for the three months ended December 31, 2011 was $822. The net loss at December 31, 2012 was due primarily to an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2012, we had cash on hand of $844.

As of December 31, 2012, we had working capital of $(25,070). Our total liabilities, consisting of current liabilities, as of December 31, 2012 were $27,163.  Our total assets as at December 31, 2012 were $2,093.

Cash Flow Used in Operating Activities

Operating activities used cash of $6,374 for the three months ended December 31, 2012, and $6,322 for the three months ended December 31, 2011.

Cash Flows From Financing Activities

Net cash provided by financing activities was $2,104 for the three months ended December 31, 2012 and $5,000 for the three months ended December 31, 2011.

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended December 31, 2012 we had $844 of cash on hand. We incurred operating expenses in the amount of $4,145 in the quarter ended December 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 4,000,000 of our common stock for sale to the public.  Our registration statement became effective on January 30, 2012 and we are in the process of seeking equity financing to fund our operations over the next months.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Dated:  February 14, 2013