Form 10-Q
period 2013-06-30
META GOLD, INC.
filed 2013-08-05
CIK 1508786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-171694

Meta Gold, Inc. (fka Tireless Steps, Inc.)
(Exact name of registrant as specified in its charter)

Nevada			98-0680168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as June 30, 2013 was 104,849,750 shares of common stock, $0.001 par value, issued and outstanding.

Meta Gold, Inc. (fka Tireless Steps, Inc.)

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

META GOLD INC.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2013	September 30, 2012
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$844	$5,114
Prepaid Expenses	625	1,874
TOTAL ASSETS	$1,469	$6,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,999	$22,028
Loans from related party	12,354	5,885
TOTAL CURRENT LIABILITIES	$36,353	$27,913

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
250,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,849,750 shares as of June 30, 2013 and 1,746,850,000 at September 30, 2012	$104,850	$1,746,850
Additional Paid in Capital	(88,460)	(1,730,450)
Deficit accumulated during the development stage	(51,274)	(37,325)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(34,884)	$(20,925)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,469	$6,988

The accompanying notes are an integral part of these financial statements

META GOLD INC.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(September 21, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$1,380	$1,080	$3,450	$2,787	$9,674
Professional Fees	3,500	3,500	10,500	7,000	41,600
Total Expenses	$4,880	$4,580	$13,950	$9,787	$51,274

NET LOSS	$(4,880)	$(4,580)	$(13,950)	$(9,787)	$(51,274)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$104,849,750	$1,744,929,533	1,157,414,013	1,719,114,051	-

The accompanying notes are an integral part of these financial statements

META GOLD INC.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to June 30, 2013

Unaudited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000006
on October 1, 2010	1,705,000,000	1,705,000	(1,694,000)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	1,705,000,000	$1,705,000	$(1,694,000)	$(20,763)	$(9,763)
Common Shares issued at $0.000129 in
March, 2012	25,962,500	26,040	(22,690)		3,350

Common Shares issued at $0.000129~~2~~ in
April, 2012	15,887,500	15,810	(13,760)		2,050

Net loss for the period ended
June 30, 2013				(16,562)	(16,562)
Balance, September 30, 2012	1,746,850,000	$1,746,850	$(1,730,450)	$(37,325)	$(20,925)
Redemption of common shares	(1,642,000,250)	(1,642,000)	1,641,990		(10)

Net loss for the period ended
June 30, 2013				(13,950)	(13,950)
Balance, June 30, 2013	104,849,750	$104,850	$(88,460)	$(51,274)	$(34,884)

META GOLD INC.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	9 months	9 months	September 21, 2010
	ended	ended	(inception date) to
	June 30, 2013	June 30, 2012	June 30, 2013

OPERATING ACTIVITIES
Net loss	$(13,950)	$(9,787)	$(51,274)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Prepaid expenses	1,250	-	(625)
Increase (decrease) in accrued expenses	1,971	2,125	23,999

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(10,729)	$(7,662)	$(27,900)

FINANCING ACTIVITIES
Proceeds from sale of common stock	(10)	-	16,390
Loan from related party	6,469	5,000	12,354
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$6,459	$5,000	$28,744

NET INCREASE (DECREASE) IN CASH	$(4,270)	$(2,662)	$844

CASH, BEGINNING OF PERIOD	5,114	2,726	-

CASH, END OF PERIOD	$844	$64	$844

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

META GOLD INC.
(fka Tireless Steps, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

In March 2013 the Company approved a name change to Meta Gold, Inc.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $34,884, and net loss from operations since inception of $51,274.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

META GOLD INC.
(fka Tireless Steps, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2013

NOTE 3 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $12,354 and $5,885 as a loan from a related party as of June 30, 2013 and September 30, 2012, respectively. The loan is on demand and without interest.

NOTE 4 – CAPITAL STOCK

On October 1, 2010 the Company issued 1,705,000,000 Founder’s shares at $0.000006 per share for net funds to the Company of $11,000.

During March and April, 2012, the Company issued 41,850,000 common shares for $0.02 per share, for cash of $5,400

In March 2013 the Company increased its Authorized common shares to 250,000,000 shares at $0.001 per share.

In March 2013, the Company declared a 155:1 forward split and on the same day redeemed 1,642,000,250 common shares for $10.

As at June 30, 2013 the Company has issued 104,849,750 common shares.

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

The Company was unable to initiate our business plan at this present moment and is still searching for more funds. The cost to establish the Company and begin operations was initially estimated to be approximately $80,000 over the next twelve months and the cost to maintain our reporting status increased from $6,000 to $10,000. This extra cost and lack of funds has delayed the implementation of our plan of operation.

The officer and director, Lei Sun, has advanced some funds ($12,354 as of June 30, 2013) to the company to maintain our status report but there is no assurance that she will be able to satisfy our future cash requirements. The president loan has no fixed term, no fixed repayment date and no interest.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2013

We did not generate any revenues for the three month periods ending June 30, 2013 and 2012.

Our net losses for the three months ended June 30, 2013 and 2012, were $4,880 and 4,580, respectively.

For the nine month periods ended June 30, 2013

We did not generate any revenues for the nine month periods ending June 30, 2013 and 2012.

Our net losses for the nine months ended June 30, 2013 and 2012, were $13,950 and 9,787, respectively. This increase primarily related to an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2013, we had cash on hand of $844.

As of June 30, 2013, we had working capital of $(34,884). Our total liabilities, consisting of current liabilities, as of June 30, 2013 were $36,353.  Our total assets as at June 30, 2013 were $1,469.

Cash Flow Used in Operating Activities

Operating activities used cash of $10,729 for the nine months ended June 30, 2013, and $7,662 for the nine months ended June 30, 2012.

Cash Flows From Financing Activities

Net cash provided by financing activities was $6,459 for the nine months ended June 30, 2013 and $5,000 for the nine months ended June 30, 2012.

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended June 30, 2013 we had $844 of cash on hand. We incurred operating expenses in the amount of $4,880 in the quarter ended June 30, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Dated:  August 05, 2013