Form 10-K
period 2013-09-30
META GOLD, INC.
filed 2014-01-14
CIK 1508786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-171694

META GOLD, INC.
(Exact name of registrant as specified in its charter)
Nevada		98-0680168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2360 Corporate Circle – suite 400, Henderson, NV, 89074-7722
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		702-522-1521

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act			Yes |_| No |X
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2013 was $2,096,995.

PART I

ITEM 1:

OVERVIEW

Meta Gold, Inc. (f/k/a Tireless Steps, Inc.) was incorporated in the State of Nevada on September 21, 2010, with fiscal year of September 30. We are currently have no operations and are a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended.  We were founded with the intent of producing environmentally aware footwear, but we abandoned this business in 2013.

We are currently assessing our options as how, and if, to proceed as a business.  We believe that our most likely scenario for survival is to merge with and into or to acquire an existing business.  To that end, we are seeking merger candidates and intend to take steps to make us a more attractive merger candidate.

If we are unable to begin a new business or enter into a merger with or acquire an existing business, we will need to raise additional funds to continue as a business.  If we cannot secure additional funds we will have to cease our business and our investors will lose their entire investment.

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

This Item is not applicable to us.

PART II

ITEM 5:
MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of September 30, 2013, the Company had thirty (30) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.  Although, the Company’s common stock is quoted on FINRA’s Over-the-Counter Bulletin Board (the “OTCBB”), only one trade has been reported on the OTCBB, and that trade was for $0.05 in October of 2013.  There is no virtually no market for our common stock, and you might never be able to sell any shares of our common stock that you purchase or own.

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

Our auditor’s report on our September 30, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease our business.

As of September 30, 2012, we had $844 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a shell company to secure. Therefore, we depend upon the success of the any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a shell company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease as a business. As a result, investors in TS common stock would lose all of their investment.

We did not generate any revenue during the fiscal years ended September 30, 2013 and 2012.   We incurred operating expenses in the amount of $23,539 in the fiscal year ended September 30, 2013. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $60,864.

We have no current agreements to merge with any other entity.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be $20,000.

RESULTS OF OPERATIONS

Our expenses increased to $23,539 for the twelve months ended September 30, 2013 from $16,562 in the twelve months ended September 30, 2012.  This increase was the result of an increase in office and general expenses to $6,289 from $3,712 between the two periods as well an increase in professional fees to $17,250 from $12,850 between the two periods.  As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be $20,000 over this same period. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

ITEM 8:
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

Audited

BALANCE SHEETS

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Meta Gold Inc.
(formerly Tireless Steps, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Meta Gold Inc. (formerly Tireless Steps, Inc.) (A Development Stage “Company”) as of September 30, 2013 and 2012, and the related statements of operation, changes in shareholders’ equity and cash flow for the years ended September 30, 2013 and 2012, and for the period from September 21, 2010 (inception) to September 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meta Gold Inc. as of September 30, 2013 and 2012, and the result of its operation and its cash flow for the years ended September 30, 2013 and 2012, and for the period from September 21, 2010 (inception) to September 30, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA
PLS CPA, A Professional Corp.

January 14, 2014
San Diego, CA. 92111

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2013	September 30, 2012

ASSETS

CURRENT ASSETS
Cash	$844	$5,114
Prepaid Expenses	-	1,874
TOTAL ASSETS	$844	$6,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,864	$22,028
Loans from related party	18,454	5,885
TOTAL CURRENT LIABILITIES	$45,318	$27,913

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
250,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,849,750 shares as of September 30, 2013 and 1,746,850,000 at September 30, 2012	$104,850	$1,746,850
Additional Paid in Capital	(88,460)	(1,730,450)
Deficit accumulated during the development stage	(60,864)	(37,325)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(44,474)	$(20,925)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$844	$6,988

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

STATEMENT OF OPERATIONS
Audited

			Cumulative results
	Twelve months	Twelve months	from inception
	ended	ended	(September 21, 2010) to
	September 30, 2013	September 30, 2012	September 30, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$6,289	$3,712	$12,514
Professional Fees	17,250	12,850	48,350
Total Expenses	$23,539	$16,562	$60,864

NET LOSS	$(23,539)	$(16,562)	$(60,864)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	892,110,144	1,726,085,929	-

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to September 30, 2013

Audited
					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-	-

Net loss for the period from inception to
September 30,2010					(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000006
on October 1, 2010	1,705,000,000	1,705,000	(1,694,000)			11,000

Net loss for the year ended
September 30, 2011					(13,995)	(13,995)
Balance, September 30, 2011	1,705,000,000	$1,705,000	$(1,694,000)	$-	$(20,763)	$(9,763)
Common Shares issued at $0.000129 in
March, 2012	25,962,500	26,040	(22,690)			3,350

Common Shares issued at $0.0001292 in
April, 2012	15,887,500	15,810	(13,760)			2,050

Net loss for the year ended
September 30, 2012					(16,562)	(16,562)
Balance, September 30, 2012	1,746,850,000	$1,746,850	$(1,730,450)	$-	$(37,325)	$(20,925)
Redemption of common shares	(1,642,000,250)	(1,642,000)	1,641,990	10		-

Net loss for the year ended
September 30, 2013					(23,539)	(23,539)
Balance, September 30, 2013	104,849,750	$104,850	$(88,460)	$10	$(60,864)	$(44,474)

All shares numbers reflect forward split of 155:1
The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS
Audited

	Year	Year	September 21, 2010
	ended	ended	(inception date) to
	September 30, 2013	September 30, 2012	September 30, 2013

OPERATING ACTIVITIES
Net loss	$(23,539)	$(16,562)	$(60,864)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Prepaid expenses	1,874	(1,874)	-
Increase (decrease) in accrued expenses	4,836	10,424	26,864

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(16,829)	$(8,012)	$(34,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,400	16,400
Loan from related party	12,559	5,000	18,444
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$12,559	$10,400	$34,844

NET INCREASE (DECREASE) IN CASH	$(4,270)	$2,388	$844

CASH, BEGINNING OF PERIOD	5,114	2,726	-

CASH, END OF PERIOD	$844	$5,114	$844

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on September 21, 2010 and established a fiscal year end of September 30. We are a shell company with no current business plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Advertising
Advertising costs are expensed as incurred.  As of September 30, 2013, no advertising costs have been incurred.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a negative working capital of $44,474, and net loss from operations since inception of $60,864. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.
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

During March and April, 2012, the Company issued 41,850,000 common shares for $0.000129 per share, for cash of $5,400
In March 2013 the Company increased its Authorized common shares to 250,000,000 shares at $0.001 per share.

In March 2013, the Company declared a 155:1 forward split and on the same day redeemed 1,642,000,250 common shares for $10.

As at September 30, 2013 the Company has issued 104,849,750 common shares.

NOTE 6 – LOAN PAYABLE RELATED PART LOANS

The Company has received $18,454 and $5,885 as a loan from a related party as of September 30, 2013 and 2012 respectively. The loan is payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012

Net operating loss carry forward	60,864	37,325
Effective tax rate	35%	35%
Deferred tax assets	21,302	13,064
Less: Valuation allowance	(21,302)	(13,064)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2030 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

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

As of September 30, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework.  Based on that evaluation, they concluded that, as of September 30, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

PART III

ITEM 10:
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Thomas Roger Sawyer has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Position(s)
Thomas Roger Sawyer	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Mr. Sawyer has held his position since November 11, 2013. Directors receive no compensation for serving on the Board of Directors

BIOGRAPHICAL INFORMATION

Thomas Roger Sawyer completed his doctorate in biological sciences at the University of Glasgow in 2000 and quickly moved into the corporate world, starting the information technology companies Weather2 Limited and Advance Weather Applications for which he served in the role of Chief Technology Officer. While helping to build and grow these companies, he also began consulting for clients in the logistics industry, providing strategy, technical architecture and business process consultancy for companies including Global Freight Solutions and Nightline. Dr. Sawyer completed an Executive MBA at the University of Cambridge, graduating in 2012, specializing in corporate finance and management science and completed his thesis on the use of data for predictive analytical tools in industry. It was from Cambridge that he was recruited to work for private equity investors providing advice on project due diligence, appraisal, corporate structuring and economic valuation of minerals assets in southern and eastern Africa. After completing the due diligence work on assets and carrying out the initial corporate structuring he was appointed CEO of East African Gold, a gold exploration company headquartered in Mauritius and with extensive exploration licenses in the east African country of Uganda, in late 2011. This company successfully raised capital in excess of USD $4 million and has carried out extensive exploration activities in a large area in a remote region of the country, with up to 100 employees and wide-reaching operations capabilities. Dr. Sawyer has experience of starting and structuring companies, raising capital, IPOs, mergers, setting up joint ventures and corporate strategy. His background in research science allows him to incorporate the technical aspects of the development of minerals projects with his experience in management and corporate finance, allowing this to be build into the overall business strategy and direction. He has been a speaker at international minerals conferences in east Africa. Dr. Sawyer has board experience in a number of industries; for Weather2 and Advanced Weather Applications in the area of information technology and business intelligence; Capro Ltd, an investment advisory and consultancy company specializing in direct investment in African businesses, and, in the minerals industry as Director of each of the East African Gold group companies, East African Mining, (Uganda) East African Gold Ltd (Mauritius) and East African Gold plc (Jersey).

Mr. Sawyer is not director of any other reporting company.

SIGNIFICANT EMPLOYEES

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

FAMILY RELATIONS

There are no family relationships among our Directors and Officers.

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

ITEM 12:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Thomas Roger Sawyer c/o Meta Gold Inc. 2360 Corporate Circle – suite 400, Henderson, NV, 89074-7722	62,999,750	60%
	All Beneficial Owners as a Group (1 person)	62,999,750	60%

ITEM 13:
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14:
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended September 30, 2013 we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements.

During the fiscal year ended September 30, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Meta Gold, Inc.

By:/s/Thomas Roger Sawyer

Thomas Roger Sawyer
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer

Dated: January 14, 2014