Form 10-Q
period 2013-12-31
META GOLD, INC.
filed 2014-02-19
CIK 1508786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54920

Meta Gold, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0680168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

297 Kingsbury Grade, Suite 208, Stateline, Nevada, 89449
(Address of principal executive offices)

775-589-2176
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X Yes  oNo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  XYes   ☐No

As of February 14, 2014, there were 104,849,750 shares of the issuer’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Meta Gold, Inc. (“Meta Gold” or the “Company”) as of December 31, 2013, and for the three months ended December 31, 2013 and December 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Meta Gold’s Form 10-K filing with the SEC for the year ended September 30, 2013.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

December 31, 2013

Unaudited

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31, 2013	September 30, 2013
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$844	$844
TOTAL ASSETS	$844	$844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,914	$26,864
Loans from related party	18,454	18,454
TOTAL CURRENT LIABILITIES	$47,368	$45,318

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
250,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,849,750 shares as of December 31, 2013 and at September 30, 2013	$104,850	$104,850
Additional Paid in Capital	(88,460)	(88,460)
Deficit accumulated during the development stage	(62,914)	(60,864)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(46,524)	$(44,474)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$844	$844

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(September 21, 2010) to
	December 31, 2013	December 31, 2012	December 31, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$300	$645	$12,814
Professional Fees	1,750	3,500	50,100
Total Expenses	$2,050	$4,145	$62,914

NET LOSS	$(2,050)	$(4,145)	$(62,914)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	104,849,750	1,745,850,000	-

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to December 31, 2013

Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000006
on October 1, 2010	1,705,000,000	1,705,000	(1,694,000)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	1,705,000,000	$1,705,000	$(1,694,000)	$(20,763)	$(9,763)
Common Shares issued at $0.000129 in
March, 2012	25,962,500	26,040	(22,690)		3,350

Common Shares issued at $0.0001292 in
April, 2012	15,887,500	15,810	(13,760)		2,050

Net loss for the year ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	1,746,850,000	$1,746,850	$(1,730,450)	$(37,325)	$(20,925)
Redemption of common shares	(1,642,000,250)	(1,642,000)	1,641,990		(10)

Net loss for the year ended
September 30, 2013				(23,539)	(23,539)
Balance, September 30, 2013	104,849,750	$104,850	$(88,460)	$(60,864)	$(44,474)

Net loss for the quarter ended
December 31, 2013				(2,050)	(2,050)
Balance, December 31, 2013	104,849,750	$104,850	$(88,460)	$(62,914)	$(46,524)

All shares numbers reflect forward split of 155:1
The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	Three months	Three months	September 21, 2010
	ended	ended	(inception date) to
	December 31, 2013	December 31, 2012	December 31, 2013

OPERATING ACTIVITIES
Net loss	$(2,050)	$(4,145)	$(62,914)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Prepaid expenses	-	625	-
Increase (decrease) in accrued expenses	2,050	(2,854)	28,914

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$(6,374)	$(34,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,390
Loan from related party	-	2,104	18,454
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$2,104	$34,844

NET INCREASE (DECREASE) IN CASH	$-	$(4,270)	$844

CASH, BEGINNING OF PERIOD	844	5,114	-

CASH, END OF PERIOD	$844	$844	$844

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements.  The results of operations for the periods ended December 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

In March 2013 the Company approved a name change to Meta Gold, Inc.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $46,524, and net loss from operations since inception of $62,914.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 – LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $18,454 as a loan from a related party as of December 31, 2013 and September 30, 2013. The loan is on demand and without interest.

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2013

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

As at December 31, 2013 the Company has issued 104,849,750 common shares.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no further events to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of  December 31, 2013, we had $844 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a shell company to secure. Therefore, we depend upon the success of the any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a shell company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease as a business. As a result, investors in the Company's common stock would lose all of their investment.

We did not generate any revenue during the three months ended December 31, 2013 and 2012.   We incurred operating expenses in the amount of $2,050 in the three months ended December 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $62,914.

We have no current agreements to merge with any other entity.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be $20,000.

RESULTS OF OPERATIONS

Our expenses decreased to $2,050 for the three months ended December 31, 2013 from $4,145 in the three months ended December 31, 2012.  This decrease was the result of a decrease in office and general expenses to $300 from $645 between the two periods as well a decrease in professional fees to $1,750 from $3,500 between the two periods.  As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be $20,000 over this same period. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of Tom Sawyer, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Sawyer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibit 101
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meta Gold, Inc.

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: President, Chief Executive Officer, Director (Principal Executive Officer).

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: Chief Financial Officer (Principal Accounting Officer)