Form 10-Q
period 2014-03-31
META GOLD, INC.
filed 2014-05-20
CIK 1508786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54920

Meta Gold, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0680168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

297 Kingsbury Grade, Suite 208, Stateline, Nevada 89449
(Address of principal executive offices)

702-522-1521
(Issuer’s Telephone Number)

2360 Corporate Circle – suite 400, Henderson, NV, 89074-7722
(Former address of principal executive office)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). xYes   ☐No

As of May 14, 2014, there were 104,849,750 shares of the issuer’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Meta Gold, Inc. (“Meta Gold” or the “Company”) as of March 31, 2014, and for the three and six months ended March 31, 2014 and March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Meta Gold’s Form 10-K filing with the SEC for the year ended September 30, 2013.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

  1

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$844
Other current assets	2,360
Loan receivable	20,264	0
TOTAL ASSETS	$22,624	$844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,137	$26,864
Bank overdraft	87	-
Loan payable	90,000	0
Interest payable	827	0
Loans from related party	18,654	18,454
TOTAL CURRENT LIABILITIES	$140,705	$45,318

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
250,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,849,750 shares as of December 31, 2013 and at September 30, 2013	$104,850	$104,850
Additional Paid in Capital	(88,460)	(88,460)
Deficit accumulated during the development stage	(134,471)	(60,864)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(118,081)	$(44,474)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$22,624	$844

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(September 21, 2010) to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
REVENUE

Revenues	$-	$-	$-	$	$-
Total Revenues	$-	$-	$-	$	$-

EXPENSES

Office and general	$17,075	$1,425	$17,375	$2,070	$29,889
Interest expense, net	759	-	759	-	759
Professional Fees	53,723	3,500	55,473	7,000	103,823
Total Expenses	$71,557	$4,925	$73,607	$9,070	$134,471

NET LOSS	$(71,557)	$(4,925)	$(73,607)	$(9,070)	$(134,471)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	104,849,750	1,619,138,869	104,849,750	1,683,696,144

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to March 31, 2014

Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000006
on October 1, 2010	1,705,000,000	1,705,000	(1,694,000)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	1,705,000,000	$1,705,000	$(1,694,000)	$(20,763)	$(9,763)
Common Shares issued at $0.000129 in
March, 2012	25,962,500	26,040	(22,690)		3,350

Common Shares issued at $0.0001292 in
April, 2012	15,887,500	15,810	(13,760)		2,050

Net loss for the year ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	1,746,850,000	$1,746,850	$(1,730,450)	$(37,325)	$(20,925)
Redemption of common shares	(1,642,000,250)	(1,642,000)	1,641,990		(10)

Net loss for the year ended
September 30, 2013				(23,539)	(23,539)
Balance, September 30, 2013	104,849,750	$104,850	$(88,460)	$(60,864)	$(44,474)

Net loss for the six month ended
March 31, 2014				(73,607)	(73,607)
Balance, March 31, 2014	104,849,750	$104,850	$(88,460)	$(134,471)	$(118,081)

All shares numbers reflect forward split of 155:1
The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	6 months	6 months	September 21, 2010
	ended	ended	(inception date) to
	March 31, 2014	March 31, 2013	March 31, 2014

OPERATING ACTIVITIES
Net loss	$(73,607)	$(9,070)	$(134,471)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in interest payable	827	-	827
Increase (decrease) in Prepaid expenses	(2,360)	1,250	(2,360)
Increase (decrease) in accounts payable and accrued expenses	4,273	(2,554)	31,137

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(70,867)	$(10,374)	$(104,867)

INVESTING ACTIVITIES
Increased in loan receivable	(20,264)		(20,264)

NET CASH USED BY INVESTING ACTIVITIES	(20,264)		(20,264)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,400
Bank overdraft	87	-	87
Proceeds from loan payable	90,000		90,000
Loan from related party	200	6,104	18,644
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$90,287	$6,104	$125,131

NET INCREASE (DECREASE) IN CASH	$(844)	$(4,270)	$-

CASH, BEGINNING OF PERIOD	844	5,114	-

CASH, END OF PERIOD	$-	$844	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

In March 2013 the Company approved a name change to Meta Gold, Inc.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $118,081 and net loss from operations since inception of $134,471.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 - LOAN RECEIVABLE - RELATED PARTY LOANS

The Company loaned $20,264 to a related party.  $10,000 is due on February 9, 2014. The interest is 5% per annum. The company accrued interest of $68.00 as of March 31, 2014. $10,264 is on demand and without interest.

NOTE 4 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $18,654 as a loan from related parties as of March 31, 2014 ($18,454 as of December 31, 2013 and September 30, 2013).  The loan is on demand and without interest.

NOTE 5 – LOAN PAYABLE

The Company entered loan agreement with Future Gen Holding Ltd. on January 9, 2014. The company may draw by $70,000 from time to time. The Expiration date is January 8, 2015. On January 31, 2014, the Company increased loan amount by $90,000. The Company borrowed $90,000 during this quarter. The interest is 5% per annum on the loan. The Company accrued interest of $827 as of March 31, 2014.

NOTE 6 – CAPITAL STOCK

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no further events to disclose except the below.

On April 4, 2014, the Company entered loan agreement with Future Gen Holding Ltd. The company may draw by $60,000 from time to time. The Expiration date is April 3, 2015. The interest is 5% per annum on the loan.

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

As of March 31, 2014, we had $0 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

We did not generate any revenue during the three and six months ended March 31, 2014 and 2013.   We incurred operating expenses in the amount of $71,557 in the three months ended March 31, 2014. These operating expenses were comprised of professional fees ($53,723), office and general expenses ($17,075), and interest expense ($759).   Since inception we have incurred operating expenses of $134,471.

We have no current agreements to merge with any other entity.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be over $35,000.

Results of Operations for the three months and six months ended March 31, 2014, as compared to the three months and six months ended March 31, 2013.

Our expenses increased to $71,557 for the three months ended March 31, 2014 from $4,925 in the three months ended March 31, 2013 and to $73,607 for the six months ended March 31, 2014 from $9,070 in the six months ended March 31, 2013.  This increase was primarily the result of an increase in the three months ended March 31, 2014 of professional fees to $53,723 from $3,500 in the prior period.  The increase in professional fees was due to consulting fees paid to management of $30,000 and legal fees of $15,000.  This increase in expenses was also the result of an increase in the three months ended March 31, 2014 of office and general expenses to $17.075 from $1,424 in the prior period.  The increase in office and general expenses was due to our opening and maintaining a physical office.

2

  As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be $20,000 over the next year. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

3

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Consulting Agreement with Thomas Roger Sawyer
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: May 19, 2014

Its: President, Chief Executive Officer, Director (Principal Executive Officer).

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: Chief Financial Officer (Principal Accounting Officer)
Date: May 19, 2014

4