Form 10-Q
period 2014-06-30
META GOLD, INC.
filed 2014-08-19
CIK 1508786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54920

Meta Gold, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0680168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

297 Kingsbury Grade, Suite 208, Stateline, NV 89449
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). xYes   No

As of  August 12, 2014, there were 104,849,750 shares of the issuer’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Meta Gold, Inc. (“Meta Gold” or the “Company”) as of June 30, 2014, and for the three and nine months ended June 30, 2014 and June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Meta Gold’s Form 10-K filing with the SEC for the year ended September 30, 2013.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Unaudited

CONDENSED BALANCE SHEETS	F-2

CONDENSED STATEMENT OF OPERATIONS	F-3

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)	F-4

CONDENSED STATEMENT OF CASH FLOWS	F-5

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS	F-6

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$844
Other current assets	4,133
Loan receivable	18,481	0
TOTAL ASSETS	$22,614	$844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$99,007	$26,864
Bank overdraft	31	-
Loan payable	130,000	0
Interest payable	2,348	0
Loans from related party	18,654	18,454
TOTAL CURRENT LIABILITIES	$250,040	$45,318

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock Authorized 250,000,000 shares of common stock, $0.001 par value, Issued and outstanding 104,849,750 shares as of June 30, 2014 and at September 30, 2013	$104,850	$104,850
Additional Paid in Capital	(88,460)	(88,460)
Deficit accumulated during the development stage	(243,816)	(60,864)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(227,426)	$(44,474)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$22,614	$844

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(September 21, 2010) to
	June 30 , 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
REVENUE

Revenues	$-	$-	$-	$	$-
Total Revenues	$-	$-	$-	$	$-

EXPENSES

Office and general	$25,662	$1,380	$43,037	$3,450	$55,551
Interest expense, net	1,397	-	2,156	-	2,156
Professional Fees	82,286	3,500	137,759	10,500	186,109
Total Expenses	$109,345	$4,880	$182,952	$13,950	$243,816

NET LOSS	$(109,345)	$(4,880)	$(182,952)	$(13,950)	$(243,816)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	104,849,750	1,619,138,869	104,849,750	1,683,696,144

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to June 30, 2014
Unaudited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000006
on October 1, 2010	1,705,000,000	1,705,000	(1,694,000)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	1,705,000,000	$1,705,000	$(1,694,000)	$(20,763)	$(9,763)
Common Shares issued at $0.000129 in
March, 2012	25,962,500	26,040	(22,690)		3,350

Common Shares issued at $0.0001292 in
April, 2012	15,887,500	15,810	(13,760)		2,050

Net loss for the year ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	1,746,850,000	$1,746,850	$(1,730,450)	$(37,325)	$(20,925)
Redemption of common shares	(1,642,000,250)	(1,642,000)	1,641,990		(10)

Net loss for the year ended
September 30, 2013				(23,539)	(23,539)
Balance, September 30, 2013	104,849,750	$104,850	$(88,460)	$(60,864)	$(44,474)

Net loss for the nine month ended
June 30, 2014				(182,952)	(182,952)
Balance, June 30, 2014	104,849,750	$104,850	$(88,460)	$(243,816)	$(227,426)

All shares numbers reflect forward split of 155:1
The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	9 months	9 months	September 21, 2010
	ended	ended	(inception date) to
	June 30, 2014	June 30, 2013	June 30, 2014

OPERATING ACTIVITIES
Net loss	$(182,952)	$(13,950)	$(243,816)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in interest payable	2,348	-	2,348
Increase (decrease) in Other current assets	(4,133)	1,250	(4,133)
Increase (decrease) in accounts payable and accrued expenses	72,143	1,971	99,007

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(112,594)	$(10,729)	$(146,594)

INVESTING ACTIVITIES
Increased in loan receivable	(18,481)		(18,481)

NET CASH USED BY INVESTING ACTIVITIES	(18,481)		(18,481)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	(10)	16,390
Bank overdraft	31	-	31
Proceeds from loan payable	130,000		130,000
Loan from related party	200	6,469	18,654
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$130,231	$6,459	$165,075

NET INCREASE (DECREASE) IN CASH	$(844)	$(4,270)	$-

CASH, BEGINNING OF PERIOD	844	5,114	-

CASH, END OF PERIOD	$-	$844	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

In March 2013 the Company approved a name change to Meta Gold, Inc.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $227,426 and net loss from operations since inception of $243,816. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 - LOAN RECEIVABLE - RELATED PARTY LOANS

The Company loaned $18,481 to a related party.  $10,000 is due on December 1, 2014. The interest is 5% per annum. The company accrued interest of $124.00 as of June 30, 2014. $8,481 is on demand and without interest.

NOTE 4 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $18,654 as a loan from related parties as of June 30, 2014 ($18,454 as of March 31, 2014, December 31, 2013 and September 30, 2013).  The loan is on demand and without interest.

NOTE 5 – RELATED PARTY TRANSACTION

The Company entered into a consulting agreement with Dr Thomas Sawyer, president and director of the Company, on December1, 2013 for the amount of $15,000 per month, with the total consulting fee amount being $105,000 for nine months ended June 30, 2014 and $51,800 of them were outstanding as of June 30 2014. The Company has also accrued outstanding expenses of $18,293 in relation to office rent and expenses, travel, accommodation and related expenses which remains outstanding.

NOTE 6 – LOAN PAYABLE

The Company entered into a loan agreement on January 9, 2014. The company may draw by $70,000 from time to time. The Expiration date is January 8, 2015. On January 31, 2014, the Company increased loan amount by $90,000. The Company borrowed an additional $40,000 during this quarter. The interest is 5% per annum on the loan. The Company accrued interest of $2,348 as of June 30, 2014.

NOTE 7 – CAPITAL STOCK

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

As of June 30, 2014, we had $0 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a shell company to secure. Therefore, we depend upon the success of the any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a shell company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease as a business. As a result, investors in the Company;s common stock would lose all of their investment.

We did not generate any revenue during the three and nine months ended June 30, 2014 and 2013.   We incurred operating expenses in the amount of $109,345 in the three months ended June 30, 2014. These operating expenses were comprised of professional fees ($82,266) and office and general expenses ($25,662).   Since inception we have incurred operating expenses of $243,816.

We have no current agreements to merge with any other entity.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost of maintaining our reporting status is estimated to be over $20,000.

Results of Operations for the three months and nine months ended June 30, 2014, as compared to the three months and nine months ended June 30, 2013.

Our expenses increased to $109,345 for the three months ended June 30, 2014 from $4,880 in the three months ended June 30, 2013 and to $182,952 for the nine months ended June 30, 2014 from $13,950 in the six months ended June 30, 2013. This increase was primarily the result of an increase in corporate activity the three months ended June 30, 2014 of professional fees to $82,286 from $3,500 in the prior period. The increase in professional fees was due to expenses undertaken in evaluating potential acquisition targets and the accrual of expenses from the prior quarter. This increase in expenses was also the result of an increase in the three months ended June 30, 2014 of office and general expenses to $25,662 from $1,380 in the prior period.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost of maintaining our reporting status is estimated to be $20,000 over the next year. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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
August 14, 2014

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: Chief Financial Officer (Principal Accounting Officer)
August 14, 2014