Form 10-K
period 2014-09-30
SILVERTON ENERGY, INC.
filed 2015-01-13
CIK 1508786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-171694

SILVERTON ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada		98-0680168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

297 Kingsbury Grade, Suite 208, Stateline, NV 89449
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		775-589-2176

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act			Yes |_| No |X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|
Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as January 9, 2015 was 52,424,875 shares of common stock, $0.001 par value, issued and outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2014 was $2,096,995.

PART I

ITEM 1:

BUSINESS

Silverton Energy, Inc. (f/k/a Meta Gold, Inc.) was incorporated in the State of Nevada on September 21, 2010, with fiscal year of September 30. We are currently have no operations and are a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended.  We were founded with the intent of producing environmentally aware footwear, but we abandoned this business in 2013.

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

ITEM 1B:
UNRESOLVED STAFF COMMENTS

This Item is not applicable to us.

ITEM 2:
PROPERTIES

We do not own any real estate or other properties. The Company’s office is located at 297 Kingsbury Grade, Suite 208, Stateline, NV 89449.

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

PART II

ITEM 5:
MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of September 30, 2014, the Company had thirty (30) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.  Although, the Company’s common stock is quoted on FINRA’s Over-the-Counter Bulletin Board (the “OTCBB”), only one trade has been reported on the OTCBB, and that trade was for $0.10 in October of 2013.  There is no virtually no market for our common stock, and you might never be able to sell any shares of our common stock that you purchase or own.

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

Our auditor’s report on our September 30, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease our business.

As of September 30, 2014, we had $ 11,890 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a shell company to secure. Therefore, we depend upon the success of the any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a shell company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease as a business. As a result, investors in our common stock would lose all of their investment.

We did not generate any revenue during the fiscal years ended September 30, 2013 and 2014.   We incurred operating expenses in the amount of $235,773 in the fiscal year ended September 30, 2014. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $296,637.

We have no current agreements to merge with any other entity.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status for the next twelve months  is estimated to be $30,000.

RESULTS OF OPERATIONS

Our expenses increased to $235,773 for the twelve months ended September 30, 2014 from $23,539 in the twelve months ended September 30, 2013.  This increase was the result of an increase in office and general expenses to $47,239 from $6,289 between the two periods as well an increase in professional fees to $182,534 from $17,250 between the two periods. Also net-interest expenses of $4,000 incurred in the twelve months ended September 30, 2014. As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status for the next twelve months is estimated to be $30,000 over this same period. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

To the Board of Directors and Stockholders
Silverton Energy, Inc.
(formerly Meta Gold Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Silverton Energy , Inc. (formerly Meta Gold Inc.) (A Development Stage “Company”) as of September 30, 2014 and 2013, and the related statements of operation, changes in shareholders’ equity and cash flow for the years ended September 30, 2014 and 2013, and for the period from September 21, 2010 (inception) to September 30, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverton Energy Inc. as of September 30, 2014 and 2013, and the result of its operation and its cash flow for the years ended September 30, 2014 and 2013, and for the period from September 21, 2010 (inception) to September 30, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA
____________________
PLS CPA, A Professional Corp.

January 13, 2015
San Diego, CA. 92111

Silverton Energy, Inc.
(fka Meta Gold Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2014

Audited

BALANCE SHEETS

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Silverton Energy, Inc.
(fka Meta Gold Inc.)
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2014	September 30, 2013

ASSETS

CURRENT ASSETS
Cash	$11,890	$844
Other current assets	1,359
Loan receivable	23,581	0
TOTAL ASSETS	$36,830	$844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$84,106	$26,864
Loan payable	210,000	0
Interest payable	4,317	0
Loans from related party	18,654	18,454
TOTAL CURRENT LIABILITIES	$317,077	$45,318

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
52,424,875 shares as of September 30, 2014 and at September 30, 2013	$52,425	$52,425
Additional Paid in Capital	(36,035)	(36,035)
Deficit accumulated during the development stage	(296,637)	(60,864)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(280,247)	$(44,474)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$36,830	$844

The accompanying notes are an integral part of these financial statements

Silverton Energy, Inc.
(fka Meta Gold Inc.)
(A Development Stage Company)

STATEMENT OF OPERATIONS Audited

	Twelve months	Twelve months	Cumulative results from inception
	ended	ended	(September 21, 2010) to
	September 30, 2014	September 30, 2013	September 30, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$47,239	$6,289	$59,753
Interest expense, net	4,000	-	4,000
Professional Fees	184,534	17,250	232,884
Total Expenses	$235,773	$23,539	$296,637

NET LOSS	$(235,773)	$(23,539)	$(296,637)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	52,424,875	446,055,057

The accompanying notes are an integral part of these financial statements

Silverton Energy, Inc.
(fka Meta Gold Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to September 30, 2014
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000012
on October 1, 2010	852,500,000	852,500	(841,500)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	852,500,000	$852,500	$(841,500)	$(20,763)	$(9,763)
Common Shares issued at $0.000258 in
March, 2012	12,981,250	13,020	(9,670)		3,350

Common Shares issued at $0.0002584 in
April, 2012	7,943,750	7,905	(5,855)		2,050

Net loss for the year ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	873,425,000	$873,425	$(857,025)	$(37,325)	$(20,925)
Redemption of common shares	(821,000,125)	(821,000)	820,990		(10)

Net loss for the year ended
September 30, 2013				(23,539)	(23,539)
Balance, September 30, 2013	52,424,875	$52,425	$(36,035)	$(60,864)	$(44,474)

Net loss for the twelve month ended
September 30, 2014				(235,773)	(235,773)
Balance, September 30, 2014	52,424,875	$52,425	$(36,035)	$(296,637)	$(280,247)

All shares numbers reflect forward split of 155:1 and reverse split of 1:2.
The accompanying notes are an integral part of these financial statements

Silverton Energy, Inc.
(fka Meta Gold Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	12 months	12 months	September 21, 2010
	ended	ended	(inception date) to
	September 30, 2014	September 30, 2013	September 30, 2014

OPERATING ACTIVITIES
Net loss	$(235,773)	$(23,539)	$(296,637)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in interest payable	4,317	-	4,317
Increase (decrease) in Other current assets	(1,358)	1,874	(1,358)
Increase (decrease) in accounts payable and accrued expenses	57,241	4,836	84,105

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(175,573)	$(16,829)	$(209,573)

INVESTING ACTIVITIES
Increased in loan receivable	(23,581)		(23,581)

NET CASH USED BY INVESTING ACTIVITIES	(23,581)		(23,581)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,390
Bank overdraft	-	-	-
Proceeds from loan payable	210,000		210,000
Loan from related party	200	12,559	18,654
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$210,200	$12,559	$245,044

NET INCREASE (DECREASE) IN CASH	$11,046	$(4,270)	$11,890

CASH, BEGINNING OF PERIOD	844	5,114	-

CASH, END OF PERIOD	$11,890	$844	$11,890

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Silverton Energy, Inc.
(fka Meta Gold Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

NOTE 1 –NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on September 21, 2010 and established as fiscal year end of September 30. We are a shell company with no current business plan.

In March 2013 the Company approved a name change to Meta Gold, Inc. In October 2014, the Company approved a name change to Silverton Energy, Inc..

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $280,247 and net loss from operations since inception of $296,637. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could  differ from those estimates

Income Taxes
The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measure using the enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of substantive enactment.

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stakeholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements
Pronouncements between September 30, 2014 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expects the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short term maturity of the instruments.

NOTE 5 - LOAN RECEIVABLE - RELATED PARTY LOANS

The Company loaned $23,581 to a related party.  $10,000 is due on December 1, 2014. The interest is 5% per annum. The company accrued interest of $317 as of September 30, 2014. $13,581 is on demand and without interest.

NOTE 6 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $18,654 as a loan from related parties as of September 30, 2014 ($18,454 as of September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013).  The loan is on demand and without interest.

NOTE 7 – RELATED PARTY TRANSACTION

The Company entered into a consulting agreement with Dr Thomas Sawyer, president and director of the Company, on December1, 2013 for the amount of $15,000 per month, with the total consulting fee amount being $150,000 for year ended September 30, 2014 and $68,191 of them were outstanding as of September 30 2014. The Company has also accrued outstanding expenses of $18,293 in relation to office rent and expenses, travel, accommodation and related expenses which remains outstanding.

NOTE 8 – LOAN PAYABLE

The Company entered a loan agreement on January 9, 2014. The company may draw by $70,000 from time to time. The Expiration date is January 8, 2015. On January 31, 2014, the Company increased loan amount by $90,000. The Company borrowed an additional $40,000 on April 15, 2014. The Company borrowed an additional $80,000 during the last quarter of the year. The interest is 5% per annum on the loan. The Company accrued interest of $4,317 as of September 30, 2014.

NOTE 9 – CAPITAL STOCK

On October 1, 2010 the Company issued 852,500,000 Founder’s shares at $0.000012 per share for net funds to the Company of $11,000.

During March and April, 2012, the Company issued 20,925,000 common shares for $0.000258 per share, for cash of $5,400

In March 2013 the Company increased its Authorized common shares to 250,000,000 shares at $0.001 per share.

In March 2013, the Company declared a 155:1 forward split and on the same day redeemed 821,000,125 common shares for $10.

As at September 30, 2014 the Company has issued 52,424,875 common shares.

In October 2014, the company increased authorized share capital from 250,000,000 shares of common stock to 500,000,000 shares of common stock. In October4 2014, the majority shareholder and the Board of Director approved a reverse stock split two to one.

NOTE 10 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting  for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2014 and 2013 are as follows:

	September 30, 2014	September 30, 2013
Net operating loss carry forward	296,637	60,864
Effective tax rate	35%	35%
Deferred tax assets	103,823	21,302
Less: Valuation allowance	(103,823)	(21,302)
Net deferred tax asset	0	0

The net federal operating loss carry forward will expire between 2031 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there is one event to disclose.

In October 2014, the company increased authorized share capital from 250,000,000 shares of common stock to 500,000,000 shares of common stock. In October4 2014, the majority shareholder and the Board of Director approved a reverse stock split two to one.

ITEM 9.
Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable to us.
ITEM 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, he  concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent Directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

Management's annual report on internal control over financial reporting

Thomas Roger Sawyer, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and Chief Financial Officer believe that, as of September 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

•           We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.

•           We do not maintain appropriate cash controls – Due to our very limited staff, including accounting personnel, we lack a proper segregation of functions, duties and responsibilities with respect to our cash process.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal year or quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Sawyer has held his position since November 11, 2013. Directors receive no compensation for serving on the Board of Directors.  Mr. Sawyer receives no compensation for serving as an officer of the Company. Mr. Sawyer has entered into an agreement with us pursuant to which he receives $15,000 per month for his work as a consultant.

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

ITEM 11:
EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. Mr. Sawyer has entered into an agreement with us pursuant to which he receives $15,000 per month for his work as a consultant.

Name and Principal Position	Year Ended September 30,	Salary $	Bonus $	Stock Awards $(1)	Option Awards $(1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Dr. Thomas Sawyer, CEO, Principal Executive Officer
	2014	0	0	0	0	0	0	150,000	150,000
	2013	0	0	0	0	0	0	0	0

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

ITEM 12:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2014 and January 9, 2015, our director, officer and those persons beneficially owning 5% or more of our common stock beneficially owned the following amounts:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Thomas Roger Sawyer c/o Silverton Energy, Inc. 297 Kingsbury Grade, Suite 208, Stateline, NV 89449	31,499,875	60%
	All Beneficial Owners as a Group (1 person)	31,499,875	60%

(1) based on 52,424,875 shares of common stock outstanding on January 9, 2015 and September 30, 2014 (which takes into account a one for two reverse stock split in December of 2014).

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

ITEM 14:
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal years ended September 30, 2014 and 2013 we incurred approximately $10,000 and $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements.

During the fiscal years ended September 30, 2014 and 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Silverton Energy, Inc.

By:/s/Thomas Roger Sawyer

Thomas Roger Sawyer
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer

Dated: January 12, 2015