Form 10-Q
period 2014-12-31
SILVERTON ENERGY, INC.
filed 2015-02-24
CIK 1508786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54920

Silverton Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0680168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

297 Kingsbury Grade, Suite 208, Stateline, NV 89449
(Address of principal executive offices)

702-522-1521
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

As of  February 18, 2014, there were 52,424,875 shares of the issuer’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Silverton Energy, Inc. (“Silverton Energy” or the “Company”) as of December 31, 2014, and for the three months ended December 31, 2014 and December 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Silverton Energy’s Form 10-K filing with the SEC for the year ended September 30, 2014.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

December 31, 2014

Unaudited

Page:

CONDENSED BALANCE SHEETS	F-2

CONDENSED STATEMENT OF OPERATIONS	F-3

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)	F-4

CONDENSED STATEMENT OF CASH FLOWS	F-5

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS	F-6

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$6,021	$11,890
Other current assets	860	1,359
Loan receivable	46,081	23,581
TOTAL ASSETS	$52,962	$36,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$100,814	$84,106
Loan payable	275,000	210,000
Interest payable	7,383	4,317
Loans from related party	18,654	18,654
TOTAL CURRENT LIABILITIES	$401,851	$317,077

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
52,424,875 shares as of December 31, 2014 and at September 30, 2014	$52,425	$52,425
Additional Paid in Capital	(36,035)	(36,035)
Deficit accumulated during the development stage	(365,279)	(296,637)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(348,889)	$(280,247)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$52,962	$36,830

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS Unaudited

	Three months	Three Months	Cumulative results from inception
	ended	ended	(September 21, 2010) to
	December 31, 2014	December 31, 2013	December 31, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$7,702	$300	$67,455
Interest expense, net	2,940	-	6,940
Professional Fees	58,000	1,750	290,884
Total Expenses	$68,642	$2,050	$365,279

NET LOSS	$(68,642)	$(2,050)	$(365,279)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	52,424,875	52,424,875

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to December 31, 2014
	Common Stock			Deficit accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000012
on October 1, 2010	852,500,000	852,500	(841,500)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	852,500,000	$852,500	$(841,500)	$(20,763)	$(9,763)
Common Shares issued at $0.000258 in
March, 2012	12,981,250	13,020	(9,670)		3,350

Common Shares issued at $0.0002584 in
April, 2012	7,943,750	7,905	(5,855)		2,050

Net loss for the year ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	873,425,000	$873,425	$(857,025)	$(37,325)	$(20,925)
Redemption of common shares	(821,000,125)	(821,000)	820,990		(10)

Net loss for the year ended
September 30, 2013				(23,539)	(23,539)
Balance, September 30, 2013	52,424,875	$52,425	$(36,035)	$(60,864)	$(44,474)

Net loss for the twelve month ended
September 30, 2014				(235,773)	(235,773)
Balance, September 30, 2014	52,424,875	$52,425	$(36,035)	$(296,637)	$(280,247)
Net loss for the three month ended December 31, 2014				(68,642)	(68,642)
Balance, December 31, 2014	52,424,875	$52,425	$(36,035)	$(365,279)	$(348,889)
The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	3 months	3 months	September 21, 2010
	ended	ended	(inception date) to
	December 31, 2014	December 31, 2013	December 31, 2014

OPERATING ACTIVITIES
Net loss	$(68,642)	$(2,050)	$(365,279)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in interest payable	2,940	-	7,257
Increase (decrease) in Other current assets	625	-	(733)
Increase (decrease) in accounts payable and accrued expenses	16,708	2,050	100,813

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(48,369)	$-	$(257,942)

INVESTING ACTIVITIES
Increase in loan receivable	(22,500)		(46,081)

NET CASH USED BY INVESTING ACTIVITIES	(22,500)		(46,081)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,390
Bank overdraft	-	-	-
Proceeds from loan payable	65,000		275,000
Loan from related party	-	-	18,654
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$65,000	$-	$310,044

NET INCREASE (DECREASE) IN CASH	$(5,869)	$-	$6,021

CASH, BEGINNING OF PERIOD	11,890	844	-

CASH, END OF PERIOD	$6,021	$844	$6,021

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2014 audited financial statements.  The results of operations for the periods ended December 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

In October 2014, the Company approved a name change to Silverton Energy, Inc.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $348,889 and net loss from operations since inception of $365,279. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 - LOAN RECEIVABLE - RELATED PARTY LOANS

The Company loaned $46,081 to a related party.  $10,000 is due on December 1, 2015. The interest is 5% per annum. The company accrued interest of $443 as of December 31, 2014. $36,081 is on demand and without interest.

NOTE 4 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $18,654 as a loan from related parties as of December 31, 2014 ($18,654 as of September 30, 2014).  The loan is on demand and without interest.

NOTE 5 – RELATED PARTY TRANSACTION

The Company entered into a consulting agreement with Dr Thomas Sawyer, president and director of the Company, on December1, 2013 for the amount of $15,000 per month, with the total consulting fee amount being $45,000 for quarter ended December 31, 2014 and $81,900 of them were outstanding as of December 31, 2014. The Company has also accrued outstanding expenses of $17,502 in relation to office rent and expenses, travel, accommodation and related expenses which remains outstanding.

NOTE 6 – LOAN PAYABLE

The Company entered loan agreement with Future Gen Holding Ltd. on January 9, 2014. The company may draw by $70,000 from time to time. The Expiration date is September 18, 2015. On January 31, 2014, the Company increased loan amount by $90,000. The Company borrowed an additional $40,000 on April 15, 2014. The Company borrowed an additional $80,000 during the last quarter of the year ended September 30, 2014 and borrowed an additional 65,000 during the quarter ended December 31, 2014. The interest is 5% per annum on the loan. The Company accrued interest of $7,383 as of December 31, 2014.

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

As at December 31, 2014 the Company has issued 52,424,875 common shares.

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

As of December 31, 2014, we had $6,021 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

We did not generate any revenue during the three months ended December 31, 2014 and 2013.   We incurred operating expenses in the amount of $68,642 in the three months ended December 31, 2014. These operating expenses were comprised of professional fees ($58,000), office and general expenses ($7,702) and interest expense ($2,940).   Since inception we have incurred operating expenses of $365,279.

We have no current agreements to merge with any other entity.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be over $20,000.

Results of Operations for the three months ended December 31, 2014, as compared to the three months months ended December 31, 2013.

Our expenses increased to $66,642for the three months ended December 31, 2014 from $2,050 in the three months ended December 31, 2013.  This increase was primarily the result of an increase in the three months ended December 31, 2014 of professional fees to $58,000 from $1,750 in the prior period.  The increase in professional fees was due to an increase in corporate activity in the period. This increase in expenses was also the result of an increase in the three months ended December 31, 2014 of office and general expenses to $7,702 from $300 in the prior period.  The increase in office and general expenses was due to an increase in activities in preparation for a potential merger for the company.

As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be $30,000 over the next year. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
February 19, 2015

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: Chief Financial Officer (Principal Accounting Officer)
February 19, 2015