Form 10-Q
period 2015-03-31
SILVERTON ENERGY, INC.
filed 2015-06-12
CIK 1508786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54920

Silverton Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0680168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 31, 2015, there were 52,424,875 shares of the issuer’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Silverton Energy, Inc. (“Silverton Energy” or the “Company”) as of May 20, 2015, and for the three months ended March 31, 2015 and March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Silverton Energy’s Form 10-K filing with the SEC for the year ended September 30, 2014.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$0	$11,890
Other current assets	567	1,359
Loan receivable	46,081	23,581
TOTAL ASSETS	$46,648	$36,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$151,236	$84,106
Bank overdraft	267
Loan payable	275,000	210,000
Interest payable	10,774	4,317
Loans from related party	18,654	18,654
TOTAL CURRENT LIABILITIES	$455,931	$317,077

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
52,424,875 shares as of March 31, 2015 and at September 30, 2014	$52,425	$52,425
Additional Paid in Capital	(36,035)	(36,035)
Deficit accumulated during the development stage	(425,673)	(296,637)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(409,283)	$(280,247)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$46,648	$36,830

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended		Cumulative results from inception (September 21, 2010) to
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014		March 31, 2015
REVENUE

Revenues	$-	$-	$-	$		$-
Total Revenues	$-	$-	$-	$		$-

EXPENSES

Office and general	$7,625	$17,075	$15,329		$17,375	$75,082
Interest expense, net	3,267	759	6,207		759	10,207
Professional Fees	49,500	53,723	107,500		55,473	340,384
Total Expenses	$60,392	$71,557	$129,036		$73,607	$425,673

NET LOSS	$(60,392)	$(71,557)	$(129,036)		$(73,607)	$(425,673)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-		$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	52,424,875	52,424,875	52,424,875		52,424,875

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to March 31, 2015
	Common Stock			Deficit accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000012
on October 1, 2010	852,500,000	852,500	(841,500)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	852,500,000	$852,500	$(841,500)	$(20,763)	$(9,763)
Common Shares issued at $0.000258 in
March, 2012	12,981,250	13,020	(9,670)		3,350

Common Shares issued at $0.0002584 in
April, 2012	7,943,750	7,905	(5,855)		2,050

Net loss for the year ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	873,425,000	$873,425	$(857,025)	$(37,325)	$(20,925)
Redemption of common shares	(821,000,125)	(821,000)	820,990		(10)

Net loss for the year ended
September 30, 2013				(23,539)	(23,539)
Balance, September 30, 2013	52,424,875	$52,425	$(36,035)	$(60,864)	$(44,474)

Net loss for the twelve month ended
September 30, 2014				(235,773)	(235,773)
Balance, September 30, 2014	52,424,875	$52,425	$(36,035)	$(296,637)	$(280,247)
Net loss for the six month ended March 31, 2015				(129,036)	(129,036)
Balance, March 31, 2015	52,424,875	$52,425	$(36,035)	$(425,673)	$(409,283)
The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

			September 21, 2010
	Six months ended	Six months ended	(inception date) to
	March 31, 2015	March 31, 2014	March 31, 2015

OPERATING ACTIVITIES
Net loss	$(129,036)	$(73,607)	$(425,673)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in interest payable	6,207	827	10,207
Increase (decrease) in Other current assets	1,042	(2,360)	-
Increase (decrease) in accounts payable and accrued expenses	67,130	4,273	151,236

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(54,657)	$(70,867)	$(264,230)

INVESTING ACTIVITIES
Increase in loan receivable	(22,500)	(20,264)	(46,081)

NET CASH USED BY INVESTING ACTIVITIES	(22,500)	(20,264)	(46,081)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,390
Bank overdraft	267	87	267
Proceeds from loan payable	65,000	90,000	275,000
Loan from related party	-	200	18,654
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$65,267	$90,287	$310,311

NET INCREASE (DECREASE) IN CASH	$(11,890)	$(844)	$-

CASH, BEGINNING OF PERIOD	11,890	844	-

CASH, END OF PERIOD	$-	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

In October 2014, the Company approved a name change to Silverton Energy, Inc.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $409,283 and net loss from operations since inception of $425,673. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 - LOAN RECEIVABLE - RELATED PARTY LOANS

The Company loaned $46,081 to a related party.  $10,000 is due on December 1, 2015. The interest is 5% per annum. The company accrued interest of $567 as of March 31, 2015. $36,081 is on demand and without interest.

NOTE 4 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $18,654 as a loan from related parties as of March 31, 2015 ($18,654 as of December 31, 2014).  The loan is on demand and without interest.

NOTE 5 – RELATED PARTY TRANSACTION

The Company entered into a consulting agreement with Dr Thomas Sawyer, president and director of the Company, on December1, 2013 for the amount of $15,000 per month, with the total consulting fee amount being $45,000 for quarter ended March 31, 2015 and $123,550 of them were outstanding as of March 31, 2015. The Company has also accrued outstanding expenses of $17,502 in relation to office rent and expenses, travel, accommodation and related expenses which remains outstanding.

NOTE 6 – LOAN PAYABLE

The Company entered loan agreement on January 9, 2014. The company may draw by $70,000 from time to time. The Expiration date is September 18, 2015. On January 31, 2014, the Company increased loan amount by $90,000. The Company borrowed an additional $40,000 on April 15, 2014. The Company borrowed an additional $80,000 during the last quarter of the year ended September 30, 2014 and borrowed an additional 65,000 during the quarter ended December 31, 2014. The interest is 5% per annum on the loan. The Company accrued interest of $10,774 as of March 31, 2015.

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

As at March 31, 2015 the Company has issued 52,424,875 common shares.

In October 2014, the company increased authorized share capital from 250,000,000 shares of common stock to 500,000,000 shares of common stock. In October 2014, the majority shareholder and the Board of Director approved a reverse stock split two to one that was effected in November 2014.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there is one event to disclose.

In May 2015, the Company borrowed $4,500 from Capro Ltd.

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

As of March 31, 2015, we had $0 cash on hand and in the bank. This amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a shell company to secure. Therefore, we depend upon the success of the any private placement offering and failure thereof would result in our having to seek capital from other sources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a shell company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease as a business. As a result, investors in the Company’s common stock would lose all of their investment.

We did not generate any revenue during the three months and six months ended March 31, 2015 and 2014.   We incurred expenses in the amount of $60,392 in the three months ended March 31, 2015. These expenses were comprised of professional fees ($49,500), office and general expenses ($7,625) and interest expense ($3,267).   Since inception we have incurred operating expenses of $425,673.

We have no current agreements to merge with any other entity.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be over $30,000 per year.

Results of Operations for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Our expenses decreased to $60,392 for the three months ended March 31, 2015 from $71,557 in the three months ended March 31, 2014.  This decrease was primarily the result of a decrease in the three months ended March 31, 2015 of office and general fees to $7,625 from $17,075 in the prior period.  This decrease in expenses was also the result of a decrease in the three months ended March 31, 2015 of professional fees to $49,500 from $53,723 in the prior period.

 As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

Results of Operations for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014.

Our expenses increased to $129,036 for the six months ended March 31, 2015 from $73,607 in the three months ended March 31, 2014.  This increase was primarily the result of an increase in the six months ended March 31, 2015 of professional fees to $107,500 from $55,473 in the prior period.

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

Exhibit 101
101.INS - XBRL Instance Document (1)
101.SCH - XBRL Taxonomy Extension Schema Document (1)
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB - XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)  In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Energy, Inc.

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
June 11, 2015

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: Chief Financial Officer (Principal Accounting Officer)
June 11, 2015