Form 10-Q/A
period 2015-03-31
SILVERTON ENERGY, INC.
filed 2015-06-26
CIK 1508786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

702-522-1521
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). xYes  ☐No

As of March 31, 2015, there were 52,424,875 shares of the issuer’s common stock issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (the “Original Filing”) that was filed with the Securities and Exchange Commission on June 12, 2015, solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to June 12, 2015.

ITEM 15.EXHIBITS

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed with our Form 10-Q on June 12, 2015
**	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Energy, Inc.

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
June 25, 2015

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: Chief Financial Officer (Principal Accounting Officer)
June 25, 2015