Form 10-Q
period 2015-06-30
SILVERTON ENERGY, INC.
filed 2015-08-19
CIK 1508786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-54920

Silverton Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0680168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2015, there were 52,424,875 shares of the issuer’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Silverton Energy, Inc. (“Silverton Energy” or the “Company”) as of May 20, 2015, and for the three months and nine months ended June 30, 2015 and June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Silverton Energy’s Form 10-K filing with the SEC for the year ended September 30, 2014.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

Silverton Energy Inc.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$0	$11,890
Other current assets	691	1,359
Loan receivable	46,081	23,581
TOTAL ASSETS	$46,772	$36,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58,771	$84,106
Bank overdraft	267
Loan payable	280,500	210,000
Interest payable	14,202	4,317
Loans from related party	18,654	18,654
TOTAL CURRENT LIABILITIES	$372,394	$317,077

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
52,424,875 shares as of June 30, 2015 and at September 30, 2014	$52,425	$52,425
Additional Paid in Capital	53,965	(36,035)
Deficit accumulated during the development stage	(432,012)	(296,637)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(325,622)	$(280,247)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$46,772	$36,830

The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(September 21, 2010) to
	June 30 , 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
REVENUE

Revenues	$-	$-	$-	$	$-
Total Revenues	$-	$-	$-	$	$-

EXPENSES

Office and general	$35	$25,662	$15,364	$43,037	$75,117
Interest expense, net	3,303	1,397	9,511	2,156	13,510
Professional Fees	3,000	82,286	110,500	137,759	343,385
Total Expenses	$6,338	$109,345	$135,375	$182,952	$432,012

NET LOSS	$(6,338)	$(109,345)	$(135,375)	$(182,952)	$(432,012)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	52,424,875	52,424,875	52,424,875	52,424,875

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to June 30, 2015

	Common Stock			Deficit accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000012
on October 1, 2010	852,500,000	852,500	(841,500)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	852,500,000	$852,500	$(841,500)	$(20,763)	$(9,763)
Common Shares issued at $0.000258 in
March, 2012	12,981,250	13,020	(9,670)		3,350

Common Shares issued at $0.0002584 in
April, 2012	7,943,750	7,905	(5,855)		2,050

Net loss for the year ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	873,425,000	$873,425	$(857,025)	$(37,325)	$(20,925)
Redemption of common shares	(821,000,125)	(821,000)	820,990		(10)

Net loss for the year ended
September 30, 2013				(23,539)	(23,539)
Balance, September 30, 2013	52,424,875	$52,425	$(36,035)	$(60,864)	$(44,474)

Net loss for the twelve month ended
September 30, 2014				(235,773)	(235,773)
Balance, September 30, 2014	52,424,875	$52,425	$(36,035)	$(296,637)	$(280,247)
Forgiveness			90,000		90,000
Net loss for the nine month ended June 30, 2015				(135,375)	(135,375)
Balance, June 30, 2015 (unaudited)	52,424,875	$52,425	$53,965	$(432,012)	$(325,622)
The accompanying notes are an integral part of these financial statements

Meta Gold Inc.
(fka Tireless Steps, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	9 months	9 months	September 21, 2010
	ended	ended	(inception date) to
	June 30, 2015	June 30, 2014	June 30, 2015

OPERATING ACTIVITIES
Net loss	$(135,375)	$(182,952)	$(432,012)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in interest payable	9,511	2,348	14,202
Increase (decrease) in Other current assets	1,042	(4,133)	(691)
Increase (decrease) in accounts payable and accrued expenses	64,665	72,143	148,771

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(60,157)	$(112,594)	$(269,730)

INVESTING ACTIVITIES
Increased in loan receivable	(22.500)	(18,481)	(46,081)

NET CASH USED BY INVESTING ACTIVITIES	(22,500)	(18,481)	(46,081)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,390
Bank overdraft	267	31	267
Proceeds from loan payable	70,500	130,000	280,500
Loan from related party	-	200	18,654
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$70,767	$6,459	$315,811

NET INCREASE (DECREASE) IN CASH	$(11,890)	$(844)	$-

CASH, BEGINNING OF PERIOD	11,890	844	-

CASH, END OF PERIOD	$-	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Significant noncash financing activities:
Decrease in accounts payable and accrued liabilities due to forgiveness	$90,000		$90,000

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

In October 2014, the Company approved a name change to Silverton Energy, Inc

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $325,622 and net loss from operations since inception of $432,012. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 - LOAN RECEIVABLE - RELATED PARTY LOANS

The Company loaned $46,081 to a related party.  $10,000 is due on December 1, 2015. The interest is 5% per annum. The company accrued interest of $691 as of June 30, 2015. $36,081 is on demand and without interest.

NOTE 4 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $18,654 as a loan from related parties as of June 30, 2015 ($18,654 as of December 31, 2014).  The loan is on demand and without interest.

NOTE 5 – RELATED PARTY TRANSACTION

The Company entered into a consulting agreement with Dr Thomas Sawyer, president and director of the Company, on December1, 2013 for the amount of $15,000 per month. As of June 30, 2015, $90,000 of the outstanding amount was written off and shown as Additional Paid In Capital and $15,000 is outstanding as of June 30, 2015. The Company has also accrued outstanding expenses of $18,550 in relation to office rent and expenses, travel, accommodation and related expenses which remains outstanding.

NOTE 6 – LOAN PAYABLE

The Company entered loan agreement with Future Gen Holding Ltd. on January 9, 2014. The company may draw by $70,000 from time to time. The Expiration date is September 18, 2015. On January 31, 2014, the Company increased loan amount by $90,000. The Company borrowed an additional $40,000 on April 15, 2014. The Company borrowed an additional $80,000 during the last quarter of the year ended September 30, 2014 and borrowed an additional 65,000 during the quarter ended December 31, 2014. The interest is 5% per annum on the loan. The Company accrued interest of $14,202 as of June 30, 2015.

The Company also borrowed $5,500 from Capro Ltd. The loan is interest free and on demand.

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

In August 2015, the Company borrowed $3,500 from Capro Ltd.

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

As of June 30, 2015, we had $0 cash on hand and in the bank. This amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

We did not generate any revenue during the three months and nine months ended June 30, 2015 and 2014.   We incurred expenses in the amount of $6,338 in the three months ended June 30, 2015. These expenses were comprised of professional fees ($3,000), office and general expenses ($35) and interest expense ($3,303).   Since inception we have incurred operating expenses of $432,012.

We have no current agreements to merge with any other entity.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status is estimated to be over $30,000 per year.

Results of Operations for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Our expenses decreased to $6,338 for the three months ended June 30, 2015 from $109,345 in the three months ended June 30, 2014.  This decrease was primarily the result of a decrease in the three months ended June 30, 2015 of professional fees to $3,000 from $82,286 in the prior period.  This decrease in expenses was also the result of a decrease in the three months ended June 30, 2015 of office and general expenses to $35 from $25,662 in the prior period.

 As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

Results of Operations for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014.

Our expenses decreased to $135,374 for the nine months ended June 30, 2015 from $182,952 in the three months ended June 30, 2014.  This decrease was primarily the result of a decrease in the nine months ended June 30, 2015 of professional fees to $110,500 from $137,759 in the prior period and office and general expenses to $15,364 from 43,037.

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
August 17, 2015

By: /s/ Thomas  Roger Sawyer
      Thomas Roger Sawyer
Its: Chief Financial Officer (Principal Accounting Officer)
August 17, 2015