Form 10-K
period 2015-09-30
SILVERTON ENERGY, INC.
filed 2016-02-24
CIK 1508786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	September 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-171694

SILVERTON ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada		98-0680168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

297 Kingsbury Grade, Suite 208, Stateline, NV 89449
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		775-589-2176

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act				Yes |_| No |X
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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as February 19, 2016 was 52,424,875 shares of common stock, $0.001 par value, issued and outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2015 was $2,096,995.

PART I

ITEM 1:
BUSINESS

Silverton Energy, Inc. was incorporated in the State of Nevada on September 21, 2010, with fiscal year of September 30. We are currently have no operations and are a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended.  We were founded with the intent of producing environmentally aware footwear, but we abandoned this business in 2013.

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

PART II

ITEM 5:
MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of September 30, 2015, the Company had thirty (30) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.  Although, the Company’s common stock is quoted on FINRA’s Over-the-Counter Pink (the “OTCPink”), only one trade has been reported on the OTCPink, and that trade was for $0.10 in October of 2013.  There is virtually no market for our common stock, and you might never be able to sell any shares of our common stock that you purchase or own.

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

Our auditor’s report on our September 30, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease our business.

As of September 30, 2015, we had $0 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.  Additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

We did not generate any revenue during the fiscal years ended September 30, 2014 and 2015.   We incurred operating expenses in the amount of $138,714 in the fiscal year ended September 30, 2015. These operating expenses were comprised of professional fees, interest expense, and  office and general expenses.   Since inception we have incurred operating expenses of $435,351.

We have no current agreements to merge with any other entity.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to of maintaining our reporting status for the next twelve months is estimated to be $30,000.

RESULTS OF OPERATIONS

Our expenses decreased to $138,714 for the twelve months ended September 30, 2015 from $235,773 in the twelve months ended September 30, 2014.  This decrease was the result of a decrease in office and general expenses to $15,346  from $47,239 between the two periods as well a decrease in professional fees to $110,500 from $184,534 between the two periods.  As we had no revenues or additional losses in either period, our net losses were the same as our total expenses.

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

ITEM 8:
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Silverton Energy Inc.
(fka Meta Gold, Inc.)
A Development Stage Company

FINANCIAL STATEMENTS

September 30, 2015 and 2014

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRMS	F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRMS	F-3

BALANCE SHEETS	F-4

STATEMENTS OF OPERATIONS	F-5

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Silverton Energy, Inc. (fka Meta Gold, Inc.)

We have audited the accompanying balance sheet of Silverton Energy, Inc. (fka Meta Gold, Inc.) ( a development stage company) as of September 30, 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal year ended September 30, 2015. Silverton Energy, Inc. (fka Meta Gold, Inc.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined and consolidated financial statements are free of material misstatement. Silverton Energy, Inc. (fka Meta Gold, Inc.) is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Silverton Energy, Inc. (fka Meta Gold, Inc.) internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Silverton Energy, Inc. (fka Meta Gold, Inc.) internal control over financial reporting as of September 30, 2015 included in the accompanying Silverton Energy, Inc. (fka Meta Gold, Inc.) Report and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverton Energy, Inc. (fka Meta Gold, Inc.) as of September 30, 2015 and the results of its operations and its cash flows for the fiscal year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Zwick & Banyai, PLLC
Zwick & Banyai, PLLC

Southfield, Michigan

February 19, 2016

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

/s/PLS CPA
____________________
PLS CPA, A Professional Corp.

January 13, 2015
San Diego, CA. 92111

Silverton Energy Inc.
(fka Meta Gold, Inc.)

BALANCE SHEETS

	September 30, 2015	September 30, 2014

ASSETS

CURRENT ASSETS
Cash	$-	$11,890
Other current assets	817	1,359
Loan receivable	46,081	23,581
TOTAL CURRENT ASSETS	$46,898	$36,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,221	$84,106
Accounts payable - Realted Party	$33,550	$-
Bank overdraft	266	-
Loan payable	275,000	210,000
Interest payable	17,668	4,317
Loans from related party	26,154	18,654
TOTAL CURRENT LIABILITIES	$375,859	$317,077

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
500,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
52,424,875 shares as of September 30, 2015 and at September 30, 2014	$52,425	$52,425
Additional Paid in Capital	53,965	(36,035)
Defecit accumulated during the developmental stage	$(435,351)	$(296,637)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(328,961)	$(280,247)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$46,898	$36,830

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)

STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year	Cumulative results from inception
	ended	ended	(September 21, 2010) to
	September 30, 2015	September 30, 2014	September 30, 2015
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$15,364	$47,239	$75,117
Professional Fees	110,500	184,534	343,384
Total Expenses	$138,714	$235,773	$435,351

Interest expense	12,850	4,000	16,850
NET LOSS	$(138,714)	$(235,773)	$(435,351)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	52,424,875	52,424,875

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to September 30, 2015
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000012
on October 1, 2010	852,500,000	852,500	(841,500)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	852,500,000	$852,500	$(841,500)	$(20,763)	$(9,763)
Common Shares issued at $0.000258 in
March, 2012	12,981,250	13,020	(9,670)		3,350

Common Shares issued at $0.0002584 in
April, 2012	7,943,750	7,905	(5,855)		2,050

Net loss for the year ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	873,425,000	$873,425	$(857,025)	$(37,325)	$(20,925)
Redemption of common shares	(821,000,125)	(821,000)	820,990		(10)

Net loss for the year ended
September 30, 2013				(23,539)	(23,539)
Balance, September 30, 2013	52,424,875	$52,425	$(36,035)	$(60,864)	$(44,474)

Net loss for the twelve month ended
September 30, 2014				(235,773)	(235,773)
Balance, September 30, 2014	52,424,875	$52,425	$(36,035)	$(296,637)	$(280,247)

Conversion of payable to capital			90,000
Net loss for the twelve month ended September 30, 2015				(138,714)	(138,714)
Balance, September 30, 2015	52,424,875	$52,425	$53,965	$(435,351)	$(418,961)
All shares numbers reflect forward split of 155:1 and reverse split of 1:2.
The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)

STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	September 21, 2010
	ended	ended	(inception date) to
	September 30, 2015	September 30, 2014	September 30, 2015

OPERATING ACTIVITIES
Net loss	$(138,714)	$(235,773)	$(435,351)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase in interest payable	12,850	4,317	17,167
Decrease (increase) in Other current assets	1,042	(1,358)	(316)
Increase in accounts payable and accrued expenses	70,166	57,241	154,271

NET CASH (USED IN) OPERATING ACTIVITIES
	$(54,656)	$(175,573)	$(264,229)

INVESTING ACTIVITIES
Increase in loan receivable	(22,500)	(23,581)	(46,081)

NET CASH USED BY INVESTING ACTIVITIES	(22,500)	(23,581)	(46,081)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,390
Bank overdraft	266	-	266
Proceeds from loan payable	65,000	210,000	275,000
Loans from related party	-	200	18,654
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$65,266	$210,200	$310,310

NET INCREASE (DECREASE) IN CASH	$(11,890)	$11,046	$-

CASH, BEGINNING OF PERIOD	11,890	844	-

CASH, END OF PERIOD	$-	$11,890	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Significant noncash financing activities:
Conversion of accounts payable to capital contribution.	$90,000

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)
NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 –NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on September 21, 2010 and established as fiscal year end of September 30. We are a shell company with no current business plan.

In March 2013, the Company approved a name change to Meta Gold, Inc. In October 2014, the Company approved a name change to Silverton Energy, Inc.

The Company is subject to significant risk relating to its operations and securities.  Among the biggest risks is that the Company will be unable to generate revenue, or borrow funds, or sell equity to cover its expenses.  If the Company is unable cover its expenses it will eventually be forced to cease operations.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $328,961 and net loss from operations since inception of $435,351. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

The Company’s activities are subject to significant risks and uncertainties, including the ability to raise additional funds, if the Company does not locate a source of revenue to cover operating expenses.

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

Recent Accounting Pronouncements
Pronouncements between September 30, 2015 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expects the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

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

NOTE 5 - LOAN RECEIVABLE - RELATED PARTY LOANS

The Company loaned $46,081 to a shareholder owened company.  $10,000 is due on December 1, 2016. The interest is 5% per annum. The company accrued interest of $817 as of September 30, 2015. $36,081 is a demand note without interest.

NOTE 6 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $26,154 as a loan from related parties (shareholder and shareholder owened company) as of September 30, 2015 ($18,654 as of September 30, 2014).  The loan is due on demand and without interest.

NOTE 7 – RELATED PARTY TRANSACTION

The Company entered into a consulting agreement with Dr. Thomas Sawyer, president and director of the Company, on December 1, 2013 for the amount of $15,000 per month. As of June 30, 2015, $90,000 of the outstanding amount was converted into Additional Paid In Capital and $15,000 is outstanding as of September 30, 2015. The Company has also accrued outstanding expenses of $18,550 in relation to office rent and expenses, travel, accommodation and related expenses which remains outstanding.

NOTE 8 – LOAN PAYABLE

The Company entered into loan agreement with Future Gen Holding Ltd. on January 9, 2014.  The balance outstanding as at September 30, 2015 is $275,000 ($210,000 as at September 30, 2014).  The interest is 5% per annum on the loan. The Company accrued interest of $17,667 as of September 30, 2015.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2014 and 2013 are as follows:

All the tax payer's tax returns are open for inspection by governmental bodies.
	September 30, 2015	September 30, 2014
Net operating loss carry forward	435,351	296,637
Effective tax rate	35%	35%
Deferred tax assets	152,373	103,823
Less: Valuation allowance	(152,373)	(103,823)
Net deferred tax asset	0	0

The net federal operating loss carry forward will expire between 2032 and 2035. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2015.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and Chief Financial Officer believe that, as of September 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

BIOGRAPHICAL INFORMATION

Thomas Roger Sawyer completed his doctorate in biological sciences at the University of Glasgow in 2000 and quickly moved into the corporate world, starting the information technology companies Weather2 Limited and Advance Weather Applications for which he served in the role of Chief Technology Officer. While helping to build and grow these companies, he also began consulting for clients in the logistics industry, providing strategy, technical architecture and business process consultancy for companies including Global Freight Solutions and Nightline. Dr. Sawyer completed an Executive MBA at the University of Cambridge, graduating in 2012, specializing in corporate finance and management science and completed his thesis on the use of data for predictive analytical tools in industry. It was from Cambridge that he was recruited to work for private equity investors providing advice on project due diligence, appraisal, corporate structuring and economic valuation of minerals assets in southern and eastern Africa. After completing the due diligence work on assets and carrying out the initial corporate structuring he was appointed CEO of East African Gold, a gold exploration company headquartered in Mauritius and with extensive exploration licenses in the east African country of Uganda, in late 2011. This company successfully raised capital in excess of USD $4 million and has carried out extensive exploration activities in a large area in a remote region of the country, with up to 100 employees and wide-reaching operations capabilities. Dr. Sawyer has experience of starting and structuring companies, raising capital, IPOs, mergers, setting up joint ventures and corporate strategy. His background in research science allows him to incorporate the technical aspects of the development of minerals projects with his experience in management and corporate finance, allowing this to be build into the overall business strategy and direction. He has been a speaker at international minerals conferences in east Africa. Dr. Sawyer has board experience in a number of industries; for Weather2 and Advanced Weather Applications in the area of information technology and business intelligence; Capro Ltd, an investment advisory and consultancy company specializing in direct investment in African businesses, and, in the minerals industry as Director of each of the East African Gold group companies, East African Mining, (Uganda) East African Gold Ltd (Mauritius) and East African Gold plc (Jersey). Mr. Sawyer is currently a director of  Canatbio Pharmaceuticals, Inc..

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

ITEM 11:
EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.  Our President and sole director does have a consulting agreement with the Company that he entered into on December1, 2013 for the amount of $15,000 per month.  For year ended September 30, 2015, he accrued $180,000 under this Agreement.

Apart from a consulting agreement described below in Item 13, there are no current employment agreements between the Company and its executive officer and director. Our executive officer and directors has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2015 and January 28, 2016, our director, officer and those persons beneficially owning 5% or more of our common stock beneficially owned the following amounts:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Thomas Roger Sawyer c/o Silverton Energy, Inc. 297 Kingsbury Grade, Suite 208, Stateline, NV 89449	31,499,875	60%
	All Beneficial Owners as a Group (1 person)	31,499,875	60%

(1) based on 52,424,875 shares of common stock outstanding on January 28, 2016 and September 30, 2015 (which takes into account a one for two reverse stock split in December of 2014).

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

The Company entered into a consulting agreement with Dr. Thomas Sawyer, President and Director of the Company, on December1, 2013 for the amount of $15,000 per month, with the total consulting fee amount being $180,000 for year ended September 30, 2015.

ITEM 14:
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On December 14th, 2015, PLS CPA, 4725 MERCURY STREET #210, San Diego, California, was dismissed as our principal independent registered public accounting firm.  The audit reports of PLS CPA, dated January 13, 2015 and January 14, 2014, on our financial statements for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that each report contained statements indicating there is substantial doubt about our ability to continue as a going-concern.  During our two most recent fiscal years and any subsequent interim period up to and including the date of PLS CPA’s dismissal, there have been no disagreements with PLS CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PLS CPA, would have caused them to make reference thereto in their report on the financial statements for such periods.

On December 14th, 2015, we appointed the firm of Zwick & Banyai, PLLC, 20750 Civic Center Drive, Southfield, Michigan, as the principal independent registered public accounting firm of the Company for the fiscal year ending September 30, 2015.  During the two most recent fiscal years or subsequent interim period, neither we, nor anyone on our behalf, consulted with Zwick & Banyai, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did the entity of Zwick & Banyai, PLLC, provide advice to the Company, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during our two most recent fiscal years or subsequent interim period, we have not consulted the entity of Zwick & Banyai, PLLC, on any matter that was the subject of a disagreement or a reportable event.

For the fiscal years ended September 30, 2015 and 2014, we incurred approximately $10,000 and $10,000 in fees to PLS CPA for professional services rendered in connection with the audit and review of financial statements.

For the fiscal years ended September 30, 2015 and 2014, we incurred approximately $4,100 and $0 in fees to Zwick & Banyai, PLLC for professional services rendered in connection with the audit and review of financial statements for the year ended September 30, 2015 which was incurred subsequent to year end.

During the fiscal years ended September 30, 2015 and 2014, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15:
EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ‡

*     Included in Exhibit 31.1
**   Included in Exhibit 32.1
‡     To be filed by amendment pursuant to harship exemption

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Energy, Inc.

By:/s/Thomas Roger Sawyer

Thomas Roger Sawyer
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer

Dated: February 24, 2016