Form 10-K/A
period 2015-09-30
SILVERTON ENERGY, INC.
filed 2017-02-24
CIK 1508786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number: 000-54920

SILVERTON ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0680168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

297 Kingsbury Grade, Suite 208, Stateline NV	89449
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 775-589-2176

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of Silverton Energy, Inc., a Nevada corporation (the "Company"), for the year ended September 30, 2015, and filed with the Securities and Exchange Commission (the "SEC") on February 24, 2016, (the "Original Filing"), is to add the XBRL files to the Original Filing. We are also including as Exhibits, current certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the Original Filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing on Form 10-K and the Company's other filings with the SEC.

2

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

ITEM 4:

MINE SAFETY DISCLOSURES

This Item is not applicable to us.

3

PART II

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

4

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

5

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

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)

STATEMENTS OF OPERATIONS

	Fiscal Year ended September 30, 2015	Fiscal Year ended September 30, 2014	Cumulative results from inception(September 21, 2010) to September 30, 2015
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$15,364	$47,239	$75,117
Professional Fees	110,500	184,534	343,384
Total Expenses	$138,714	$235,773	$435,351

Interest expense	12,850	4,000	16,850
NET LOSS	$(138,714)	$(235,773)	$(435,351)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	52,424,875	52,424,875

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (September 21, 2010) to September 30, 2015
				Deficit
				accumulated
	Common Stock		Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - September 21, 2010	-	-	-	-	-

Net loss for the period from inception to
September 30,2010				(6,768)	(6,768)
Balance, September 30, 2010	-	$-	$-	$(6,768)	$(6,768)
Common Shares issued at $0.000012
on October 1, 2010	852,500,000	852,500	(841,500)		11,000

Net loss for the year ended
September 30, 2011				(13,995)	(13,995)
Balance, September 30, 2011	852,500,000	$852,500	$(841,500)	$(20,763)	$(9,763)
Common Shares issued at $0.000258 in
March, 2012	12,981,250	13,020	(9,670)		3,350

Common Shares issued at $0.0002584 in
April, 2012	7,943,750	7,905	(5,855)		2,050

Net loss for the year ended
September 30, 2012				(16,562)	(16,562)
Balance, September 30, 2012	873,425,000	$873,425	$(857,025)	$(37,325)	$(20,925)
Redemption of common shares	(821,000,125)	(821,000)	820,990		(10)

Net loss for the year ended
September 30, 2013				(23,539)	(23,539)
Balance, September 30, 2013	52,424,875	$52,425	$(36,035)	$(60,864)	$(44,474)

Net loss for the twelve month ended
September 30, 2014				(235,773)	(235,773)
Balance, September 30, 2014	52,424,875	$52,425	$(36,035)	$(296,637)	$(280,247)

Conversion of payable to capital			90,000
Net loss for the twelve month ended September 30, 2015				(138,714)	(138,714)
Balance, September 30, 2015	52,424,875	$52,425	$53,965	$(435,351)	$(418,961)

All shares numbers reflect forward split of 155:1 and reverse split of 1:2.

The accompanying notes are an integral part of these financial statements

Silverton Energy Inc.
(fka Meta Gold, Inc.)

STATEMENTS OF CASH FLOWS

	Fiscal Year ended September 30, 2015	Fiscal Year ended September 30, 2014	September 21, 2010 (inception date) to September 30, 2015

OPERATING ACTIVITIES
Net loss	$(138,714)	$(235,773)	$(435,351)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase in interest payable	12,850	4,317	17,167
Decrease (increase) in Other current assets	1,042	(1,358)	(316)
Increase in accounts payable and accrued expenses	70,166	57,241	154,271
NET CASH (USED IN) OPERATING ACTIVITIES	$(54,656)	$(175,573)	$(264,229)

INVESTING ACTIVITIES
Increase in loan receivable	(22,500)	(23,581)	(46,081)

NET CASH USED BY INVESTING ACTIVITIES	(22,500)	(23,581)	(46,081)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,390
Bank overdraft	266	-	266
Proceeds from loan payable	65,000	210,000	275,000
Loans from related party	-	200	18,654
NET CASH PROVIDED BY FINANCING ACTIVITIES	$65,266	$210,200	$310,310

NET INCREASE (DECREASE) IN CASH	$(11,890)	$11,046	$-

CASH, BEGINNING OF PERIOD	11,890	844	-

CASH, END OF PERIOD	$-	$11,890	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Significant noncash financing activities:

Conversion of accounts payable to capital contribution.	$90,000

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

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable to us.

ITEM 9A:

CONTROLS AND PROCEDURES

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

None.

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

EXECUTIVE COMPENSATION

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

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

PART IV

ITEM 15:

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer and Principal Financial Officer

101**	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ________

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SILVERTON ENERGY, INC.
(Registrant)
Dated: February 24, 2017	/s/ Thomas Roger Sawyer
Thomas Roger Sawyer
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 24, 2017	/s/ Thomas Roger Sawyer
Thomas Roger Sawyer
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

